Form 10QSB
period 2001-03-31
PRESTIGE JEWELRY INC
filed 2001-05-16
CIK 1103406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001
                                --------------
Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                     Prestige Jewelry, Inc.
                     ----------------------
      (Exact name of registrant as specified in its charter)

            Nevada                         88-04441287
            ------                         -----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

 11469 Olive Blvd., #262, St. Louis, Mo            63141
 --------------------------------------          --------
(Address of principal executive offices)        (Zip Code)

                         (314) 432-3772
                         --------------
      (Registrant's telephone number, including area code)

                               N/A
                               ---
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 5/15/01: 5,832,467

/1/
                     Prestige Jewelry, Inc.
                  (A Development Stage Company)


                        Table of Contents

                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Independent Auditor's Report                                     4

   Balance Sheet March 31, 2001 and December 31, 2000               5

   Statement of Operations For The Three Months Ending March 31,    6
   2001 and 2000 and For Period July 13, 1999 (Inception) to
   March 31, 2001

   Statement of Changes in Stockholders' Equity                     7

   Statement of Cash Flows For The Three Months Ending March 31,    8
   2001 and 2000 and For Period July 13, 1999 (Inception) to
   March 31, 2001

   Notes to Financial Statements                                    9

Item 2. Management's Discussion and Plan of Operation              12

PART II - OTHER INFORMATION

Item 6. Exhibits                                                   14

SIGNATURES                                                         15


/2/



                     Prestige Jewelry, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
              March 31, 2001 and December 31, 2000

                               and

                      Statements of Income,
                    Stockholders' Equity, and
                           Cash Flows
                     for the periods ending
                     March 31, 2001 and 2000
                       and for the period
                July 13, 1999 (Date of Inception)
                             through
                         March 31, 2001

/3/

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

                  INDEPENDENT AUDITOR'S REPORT


May 14, 2001

Board of Directors
Prestige Jewelry, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Prestige Jewelry, Inc. (the "Company") (A Development Stage Company), as of March 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the periods then ended, and for the period July 13, 1999 (Date of Inception) to March 31, 2001. These
financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Jewelry, Inc. (A Development Stage Company) as of March 31, 2001, and the results of its operations and cash flows for the periods then ended, and for the period July 13, 1999 (Date of Inception) to March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA
--------------------------
G. Brad Beckstead, CPA

/4/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                          Balance Sheet



                                                March     December
Assets                                        31, 2001    31, 2000
                                              ---------   ---------
Current assets:
Cash                                          $  36,000  $  39,090
Due from shareholder                                105        105
Inventory                                         4,614      4,614
                                              ---------  ---------
Total current assets                             40,719     43,809
                                              ---------  ---------
Fixed assets, net                                 5,818      2,293
Web site development, net                        13,852     13,292
                                              ---------  ---------
                                              $  60,389  $  59,394
                                              =========  =========
Liabilities and Stockholders' Equity

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000         --         --
   shares authorized, zero shares issued and
   outstanding at 3/31/01 and 12/31/00
Common stock, $0.001 par value; 20,000,000        5,832      5,832
   shares authorized, 5,832,467 shares
   issued and
   outstanding at 3/31/01 and 12/31/00
Additional paid-in capital                      116,591    116,591
Subscriptions receivable                             25    (15,975)
Deficit accumulated during development stage    (62,059)   (47,054)
                                              ---------  ---------
                                                 60,389     59,394
                                              ---------  ---------
                                              $  60,389  $  59,394
                                              =========  =========


 The Accompanying Notes are an Integral Part of These Financial
                           Statements.

/5/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                     Statement of Operations
       For The Three Months Ending March 31, 2001 and 2000
 and For the Period July 13, 1999 (Inception) to March 31, 2001

                                                      July 13, 1999
                                 Three Months Ending   (Inception)
                                      March 31,            to
                                ----------------------  March 31,
                                   2001       2000         2001
                                ----------  ----------  ----------
Revenue                         $       --  $       --  $       --
                                ----------  ----------  ----------
Expenses:
General and
administrative expenses             15,486       2,846      55,977
Depreciation                         1,216       1,084       6,082
                                ----------  ----------  ----------
Total Expenses                      16,702       3,930      62,059
                                ----------  ----------  ----------
Net (loss)                      $  (16,702) $   (3,930) $  (62,059)
                                ==========  ==========  ==========
Weighted average number of
  Common shares outstanding      5,272,470   5,272,470   3,558,051
                                ==========  ==========  ==========
Net (loss) per share            $    (0.00) $       --  $    (0.02)
                                ==========  ==========  ==========


 The Accompanying Notes are an Integral Part of These Financial
                           Statements.

/6/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
          Statement of Changes in Stockholders' Equity

                                                                    Deficit
                                                                  Accumulated
                         Common Stock                  Additional    During       Total
                      -------------------- Subscriptions Paid-In   Development Stockholders'
                       Shares      Amount   Receivable   Capital      Stage       Equity
                      ----------  --------  ----------  ----------  ----------  -----------
August 1999
 Founders Shares       4,000,000  $  4,000  $       --  $       --  $       --  $     4,000

November 1999
 Rule 504 offering     1,272,467     1,272          25      61,151                   62,448

Net loss
 July 13, 1999
 (inception) to
 December 31, 1999                                                     (34,650)     (34,650)
                      ---------  ---------  ----------  -----------  ---------  -----------
Balance, 12/31/99     5,272,467  $   5,272          25       61,151    (34,650)       31,798

December 2000           560,000        560     (16,000)      55,440                   40,000
 Rule 505 offering

Net loss
 January 1, 2000 to
 December 31, 2000                                                     (10,707)      (10,707)
                      ---------  ---------  ----------  -----------  ---------  ------------
Balance, 12/31/2000   5,832,467  $   5,832  $  (15,975) $   116,591  $ (45,357) $     61,091

January 2001
 Extinguish
 Subscription
 Receivable                                     16,000                                16,000

Net loss
 January 1, 2001 to
 March 31, 2001                                                        (16,702)      (16,702)
                     ---------  ----------  ----------  ----------  ----------  ------------
Balance, 3/31/01     5,832,467  $    5,832  $       25  $  116,591  $  (62,059) $     60,389
                     =========  ==========  ==========  ==========  ==========  ============

 The Accompanying Notes are an Integral Part of These Financial
                           Statements.

/7/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                     Statement of Cash Flows
       For The Three Months Ending March 31, 2001 and 2000
 and For the Period July 13, 1999 (Inception) to March 31, 2001

                                                           July 13, 1999
                                                            (Inception)
                                       Three Months Ending       to
                                             March 31,        March 31,
                                         2001        2000       2001
                                      ----------  ----------  ----------
Cash flows from operating activities
Net (loss)                            $  (16,702) $   (3,930) $  (62,059)
Adjustments to reconcile net loss
 to net cash (used) by operating
 activities
   Shares issued for services                 --          --      10,178
   Depreciation                            1,216       1,084       6,082
   (Increase)/decrease in due
    from shareholder                          --         900        (105)
   (Increase) in inventory                    --          --      (4,614)
                                      ----------  ----------  ----------
Net cash provided by operating
 activities                              (15,486)     (1,946)    (50,518)
                                      ----------  ----------  ----------
Cash flows from investing activities
   Purchase of fixed assets               (3,604)       (882)     (6,652)
   Web site development                       --          --     (19,100)
                                      ----------  ----------  ----------
Net cash used in investing activities     (3,604)       (882)    (25,752)
                                      ----------  ----------  ----------
Cash flows from financing activities
  Issuance of common stock                    --          --     112,245
  Increase in subscriptions
   receivable                             16,000          --          25
                                      ----------  ----------  ----------
Net cash provided by financing
 activities                               16,000          --     112,270
                                      ----------  ----------  ----------
Net (decrease) increase in cash           (3,090)     (2,828)     36,000
Cash - beginning                          39,090       3,001          --
                                      ----------  ----------  ----------
Cash - ending                         $   36,000  $      173  $   36,000
                                      ==========  ==========  ==========
Supplemental disclosures:
Interest paid                         $       --  $       --  $       --
                                      ==========  ==========  ==========
Income taxes paid                     $       --  $       --  $       --
                                      ==========  ==========  ==========

Non-cash transactions:
 Stock issued for services provided                           $   10,178
                                      ==========  ==========  ==========
Number of shares issued for services                             203,567
                                      ==========  ==========  ==========


 The Accompanying Notes are an Integral Part of These Financial
                           Statements.

/8/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - History and organization of the company

The Company was organized July 13, 1999 (Date of Inception) under the laws of the State of Nevada, as Prestige Jewelry, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Note 2 - Accounting policies and procedures

Accounting method
 The Company reports income and expenses on the accrual method.

Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

Reporting on the costs of start-up activities
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The Company has not yet adopted any policy regarding payment  of
 dividends.   No  dividends  have been  paid  or  declared  since
 inception.

Equipment
 The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation based on the following estimated useful lives:

                   Equipment     5
                                 years
                   Furniture     7
                                 years
Website
 Website development costs are amortized over 60 months.

Year end
 The Company has adopted December 31 as its fiscal year end.

/9/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                              Notes

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001 due to net losses.

Note 4 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

During August 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock to two of its founders and directors valued at $4,000. Of the total, $4,000 is common stock, and there is no additional paid-in capital.

During November 1999, the Company issued 1,272,467 of its $.001 par value common stock for total cash and services of $62,423 (net of offering costs) pursuant to a Rule 504 of the SEC 1933 Securities Act offering. Of the total, $1,272 is considered common stock, and $61,151 is considered additional paid-in capital. The Company owes $25 to an investor for refund of a subscription to stock, which has been categorized as subscription payable.

During December 2000, the Company issued 560,000 shares of its $.001 par value common stock for total cash of $56,000 (of which $40,000 had been received by December 31, 2000) pursuant to a Regulation D, Rule 505 of the SEC 1933 Securities Act, offering. The remaining $16,000 is considered Subscriptions Receivable.

During January 2001, the Company received cash in the amount of $16,000 to extinguish the balance in the subscriptions receivable account.

There have been no other issuances of preferred or common stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company intends to raise funds via future securities offering. If the securities offerings do not raise sufficient capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

/10/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                              Notes

Note 7 - Commitments

The Company leases office space and equipment on a month-to-month basis from its directors at a rate of $300 per month. Total rent expense for the period ended March 31, 2001 is $0.

Note 8 - Related party transactions

On September 16, 1999, the Company loaned $4,000 to a shareholder and director. The terms of the promissory note stipulate repayment in 12 months at a 0% interest rate. $105 remains receivable as of March 31, 2001. The Company has agreed with its officers to exchange rent in lieu of payment for the note (See
Note 7 above.)

The Company hired the son of the shareholders that are also officers and directors as an independent contractor to perform sales development services. As of March 31, 2001, the Company has paid this individual $750 for services rendered.

/11/

      Item 2. Management's Discussion and Plan of Operation


Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


General

  We were formed as a Nevada Corporation on July 13, 1999 under the name Prestige Jewelry, Inc. We are a development stage company. The founders of Prestige Jewelry, Inc. intend to establish a web centered, jewelry, precious metals, gemstone and one of a kind commerce center. This continues to be the driving vision of the Company and passion of the management team. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provides the Company with a worldwide marketplace for its product set. The principle commerce outlet for the Company is its website www.prestigejewelry.net started November 1999. We will market the following products:

        1.  Rings;         4.  Earrings;
        2.  Bracelets;     5.  Collectible coins; and
        3.  Necklaces;     6.  Precious gemstones.

Results of Operations

  Since January 1, 2001, the Company has been continually developing its business operations, but had no revenue in the first quarter. The near term objective (within a six month time horizon) is to begin sales and generate revenues. The Company currently has in place and operating:

  A. Corporate office: The Company has established an office and has its computer network in place and operating. This includes:
     1. a fully operational network that supports all of the office sales and support functions; and
     2.   a sales center that can support a sales staff.

  B. Web Center: The Company web center is operational, however, there are occasions (normally limited to a few days) when the site is down due to work that is constantly being performed to enhance its functionality. The center includes:

/12/

     1.   investor relations information;
     2.   Company contact information;
     3.   shopping cart capabilities;
     4.   credit card acceptance (secure);
     5. Company product center, which includes photos, pricing and spec information on each item;
     6. specialty items, designer items and one of a kind items that the management team will craft for individual customers; and
     7. newsletter registration for Company up-dates and sales materials.

  C. Consultants: The Company is utilizing the "outsourcing" model for development of its core business requirements. The following are firms that the Company has forged relationships/strategic alliances with in order to further its business plan:
     1. Campbell Mello Associates, LLC - At inception this firm was retained as a consultant to assist the Company in all regulatory and filing matters;
     2. Janeva Corp. - At inception, the Company contracted with this firm to assist in the development of its web based commerce center. The Company has since terminated this relationship;
     3. Triumph Corp. - In January 2001, the Company contracted with this firm to develop and maintain its internal network. The Company intends to maintain this relationship;
     4. Roy Glover - In February 2001, the Company outsourced the management its web development and e-marketing programs to Roy Glover, an Internet specialist. Mr. Glover has been integral in the development and enhancement of the Company's web center; and
     5. Product suppliers - The Company has entered into relationships with the following companies:
          a. Stuller, Inc.: Provides precious and semi-precious gemstones, gold supplies, gold findings, and gold, platinum and silver mountings.
          b. Kunzelman Brothers, Inc. Provides diamonds and other precious gemstones, diamond supplies for mountings and repairs.
          c. Geswein, Inc.: Provides manufacturing supplies, special tools and equipment.

Future Business

  Our priorities for the next 12 months of operations are to:

     1.   Complete development of our web site;
     2. Further develop our supply chain in order to obtain the highest quality merchandise; and
     3. Market and advertise our products and services to attract customers to begin generating sales.

  We cannot guarantee that we will be able to compete successfully or that the competitive pressures we may face will not have an adverse effect on our business, results of operations and financial condition.

Liquidity and Capital Resources

To fund ongoing fiscal 2001 operations, we will need to begin to generate revenues to fund our operations and provide for our working capital needs. If we are unable to generate sufficient revenues, we may need to obtain additional funding through a public or private offering of equity or debt. In the meantime, our officers and directors plan to advance funds to us on an as-needed basis, although there is no definitive or legally binding agreement to do so. We have no arrangements or agreements to obtain funding, and we cannot assure you that such financing will be available on reasonable terms, if at all.

All investor inquiries should be directed to Mr. Joseph Dzierwa, President, Prestige Jewelry, Inc. 11469 Olive Blvd., Suite #226,
St. Louis, Missouri 63141, phone 314-432-3772, fax 314-692-2841.

/13/


                   PART II - OTHER INFORMATION


Item 6. Exhibits

  Exhibit   Name and/or Identification of Exhibit
   Number

    3       Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed July 13, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                 (b) By-Laws of the Company adopted July 16,
                 1999.  Incorporated by reference to the
                 exhibits to the Company's General Form For
                 Registration Of Securities Of Small Business
                 Issuers on Form 10-SB, previously filed with the Commission.

/14/

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Prestige Jewelry, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: May 15, 2001




By: /s/ Joseph Dzierwa
  --------------------
  Joseph Dzierwa, President, CEO and Director




Date: May 15, 2001




By: /s/ Pamela Dzierwa
  --------------------
  Pamela Dzierwa, Secretary, Treasurer and Director

 /15/