Form 10QSB
period 2001-06-30
PRESTIGE JEWELRY INC
filed 2001-08-09
CIK 1103406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32495

                     Prestige Jewelry, Inc.
                     ----------------------
      (Exact name of registrant as specified in its charter)

            Nevada                           88-04441287
            ------                           -----------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

 11469 Olive Blvd., #262, St. Louis, MO            63141
 ---------------------------------------       ------------
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 08/03/01: 5,832,467

/1/


                     Prestige Jewelry, Inc.
                  (A Development Stage Company)


                        Table of Contents

                                                                 Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Independent Accountant's Review Report                             4

Balance Sheet June 30, 2001 (unaudited) and December 31, 2000      5

Statement of Operations For The Three and Six Months Ending        6
June 30, 2001 (unaudited) and 2000 (unaudited) and For Period
July 13, 1999 (Inception) to June 30, 2001 (unaudited)

Statement of Cash Flows For The Six Months Ending June 30,         7
2001 (unaudited) and 2000 (unaudited) and For Period July 13,
1999 (Inception) to June 30, 2001 (unaudited)

Notes to Financial Statements                                      8

Item 2. Management's Discussion and Plan of Operation              9

PART II - OTHER INFORMATION

Item 6. Exhibits                                                  11

SIGNATURES                                                        12

/2/

                     Prestige Jewelry, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                          June 30, 2001
                      and December 31, 2000

                               and

                    Statements of Operations
           for the Three Months and Six Months Ending
                     June 30, 2001 and 2000,
                       and For the Period
           July 13, 1999 (Inception) to June 30, 2001

                               and

                           Cash Flows
                   for the Three Months Ending
                     June 30, 2001 and 2000,
                       and For the Period
           July 13, 1999 (Inception) to June 30, 2001

/3/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Prestige Jewelry
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Prestige Jewelry (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000 and for the period July 13, 1999 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period July 13, 1999 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Prestige Jewelry (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 15, 2001, I expressed an unqualified opinion on those financial statements.



/s/ G. Brad Beckstead, CPA
July 31, 2001

/4/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                          Balance Sheet


                                              (unaudited)
                                                June 30,    December 31,
Assets                                            2001          2000
                                              ----------   ----------

Current assets:
Cash                                          $   18,406   $   39,090
Due from shareholder                                 105          105
Inventory                                          4,614        4,614
                                              ----------   ----------
Total current assets                              23,125       43,809
                                              ----------   ----------
Fixed assets, net                                  7,735        2,293
Web site development, net                         12,897       13,292
                                              ----------   ----------
                                              $   43,757   $   59,394
                                              ==========   ==========

Liabilities and Stockholders' Equity

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000          --           --
   shares authorized, zero shares issued and
   outstanding at 3/31/01 and 12/31/00
Common stock, $0.001 par value; 20,000,000         5,832        5,832
   shares authorized, 5,832,467 shares
   issued and
   outstanding at 3/31/01 and 12/31/00
Additional paid-in capital                       116,591      116,591
Subscriptions receivable                              25      (15,975)
Deficit accumulated during development stage     (78,691)     (47,054)
                                              ----------   ----------
                                                  43,757       59,394
                                              ----------   ----------
                                              $   43,757   $   59,394
                                              ==========   ==========

 The accompanying Notes are an integral part of these financial statements.

/5/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                     Statement of Operations
                           (unaudited)
   For The Three and Six Months Ending June 30, 2001 and 2000
  and For the Period July 13, 1999 (Inception) to June 30, 2001


                    Three Months Ending      Six Months Ending   July 13, 1999
                          June 30,               June 30,       (Inception) to
                   ----------------------  ----------------------   June 30,
                      2001        2000        2001        2000        2001
                   ----------  ----------  ----------  ----------  ----------

Revenue            $       --  $       --  $       --  $       --  $       --
                   ----------  ----------  ----------  ----------  ----------
Expenses:
 General and
  administrative
  expenses             15,309       1,044      30,795       3,890      71,286
 Depreciation &
  amortization          1,323       1,093       2,539       2,177       7,405
                   ----------  ----------  ----------  ----------  ----------
    Total expenses     16,632       2,137      33,334       6,067      78,691
                   ----------  ----------  ----------  ----------  ----------
Net (loss)         $  (16,632) $   (2,137) $  (33,334) $   (6,067) $  (78,691)
                   ==========  ==========  ==========  ==========  ==========

Weighted average
number of
Common shares
outstanding         5,832,467   5,272,467   5,832,467   5,272,467   5,362,319
                   ==========  ==========  ==========  ==========  ==========

Net (loss) per
share              $    (0.00) $    (0.00) $    (0.01) $    (0.00) $    (0.01)
                   ==========  ==========  ==========  ==========  ==========



 The accompanying Notes are an integral part of these financial statements.

/6/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                     Statement of Cash Flows
                           (unaudited)
        For The Six Months Ending June 30, 2001 and 2000
  and For the Period July 13, 1999 (Inception) to June 30, 2001


                                                               July 13, 1999
                                            Six Months Ending  (Inception) to
                                                 June 30,          June 30,
                                             2001        2000        2001
                                          ----------  ----------  ----------
Cash flows from operating activities
 Net (loss)                               $  (33,334) $   (6,067) $  (78,691)
 Adjustments to reconcile net income
  to net cash used by operating
  activities:
   Depreciation & amortization expense         2,539       2,177       7,405
   Due from stockholder                           --       1,800        (105)
   (Increase) in inventory                        --          --      (4,614)
                                          ----------  ----------  ----------
Net cash (used) by operating activities      (30,795)     (2,090)    (76,005)
                                          ----------  ----------  ----------
Cash flows from investing activities
  Purchase of fixed assets                    (5,889)       (882)     (8,937)
  Development of website                          --          --     (19,100)
                                          ----------  ----------  ----------
Net cash (used) by investing activities       (5,889)       (882)    (28,037)
                                          ----------  ----------  ----------
Cash flows from financing activities
  Issuance of common stock                    16,000          --     122,423
  Subscription receivable                         --          --          25
                                          ----------  ----------  ----------
Net cash provided by financing activities     16,000          --     122,448
                                          ----------  ----------  ----------
Net (decrease) increase in cash              (20,684)     (2,972)     18,406
Cash - beginning                              39,090       3,001          --
                                          ----------  ----------  ----------
Cash - ending                             $   18,406  $       29  $   18,406
                                          ==========  ==========  ==========
Supplemental disclosures:
  Interest paid                           $       --  $       --  $       --
                                          ==========  ==========  ==========
Income taxes paid                         $       --  $       --  $       --
                                          ==========  ==========  ==========

Non-cash transactions:
Stock issued for services provided        $       --  $       --  $   10,178
                                          ==========  ==========  ==========
Number of shares issued for services      $       --  $       --  $  203,567
                                          ==========  ==========  ==========


 The accompanying Notes are an integral part of these financial statements.

 /7/

                     Prestige Jewelry, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-SB registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $78,691 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Related party transactions

The Company hired the son of the shareholders that are also officers and directors as an independent contractor to perform sales development services. For the three-month period ended June 30, 2001, the Company has paid this individual $300 for services rendered.

The Company paid consulting services to another company wholly owned by the officers and directors of the Company in the amount of $2,000 for the three-month period ended June 30, 2001.

The Company hired B.M.M., LLC, a company wholly owned by the brother of one of the officers and directors, that company is also a shareholder. B.M.M., LLC has performed consulting services in the amount of $4,000 for the three-month period ended June 30, 2001.

/8/

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

General

  We were formed as a Nevada Corporation on July 13, 1999 under the name Prestige Jewelry, Inc. We are a development stage company. The founders of Prestige Jewelry, Inc. intend to establish a web centered, jewelry, precious metals, gemstone and one of a kind commerce center. This continues to be the driving vision of the Company and passion of the management team. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provides the Company with a worldwide marketplace for its product set. The principle commerce outlet for the Company is its website www.prestigejewelry.net started November 1999. We will market the following products:

        1. Rings;          4. Earrings;
        2. Bracelets;      5. Collectible coins; and
        3. Necklaces;      6. Precious gemstones.

Results of Operations

  Through June 30, 2001, management has been focused on developing and implementing initial business operations.
Although no revenues have been generated since inception, management intends to generate revenues in the near future. The following has been accomplished over the previous quarter:

  A.  Management has made the following improvements to the website:
      1.   Implementation of a new data base script;
      2. Redesigned the "look" of the website to increase ease of navigation;
      3.   Increased the number of products offered;
      4.   Introduced an Investor News Section; and
      5. Started a marketing program, which includes exchanging banners with other websites and submitting our website to search engine firms.
  B. Prestige Jewelry, Inc. began trading on the OTC BB under the symbol "PJWL" and attained fully reporting status with the Securities and Exchange Commission.
  C. Management has expanded marketing efforts through telemarketing, faxing and the Internet.

/9/

  D. Management continues to utilize the following relationships/strategic alliances:
      1.   Corporate Regulatory Services, LLC - Previously Campbell
           Mello Associates, LLC, this firm continues to consultant and assist us in all regulatory and filing matters;
      2. Triumph Corp. - In January 2001, we contracted with this firm to develop and maintain our internal network. We intend to maintain this relationship;
      3. Roy Glover - In February 2001, we outsourced the management our web development and e-marketing programs to Roy Glover, an Internet specialist. Mr. Glover continues to play an integral role in the development and enhancement of our web center; and
      4. Product suppliers - We have continued to enjoy positive relationships with the following companies:
           a. Stuller, Inc.: Provides precious and semi-precious gemstones, gold supplies, gold findings, and gold, platinum and silver mountings.
           b. Kunzelman Brothers, Inc. Provides diamonds and other precious gemstones, diamond supplies for mountings and repairs.
           c. Geswein, Inc.: Provides manufacturing supplies, special tools and equipment.

Future Business

  The near term objective (within a three to six month time horizon) is to begin sales and generate revenues. Our priorities for the next 12 months of operations are to:

  A.   Improve/enhance our web site;
       1.   Locate a new web-hosting service; and
       2.   Contract with a new Internet service group.
  B.   Expand marketing efforts to help drive product sales;
  C.   Obtain additional capital to implement our growth strategy;
  D. Seek to identify potential markets and expand upon existing markets to help generate revenues;
       1. Sign agreements that will provide us with the ability to increase sales; and
       2. Seek out strategic partners with the ability to increase awareness of Prestige Jewelry;
  E. Expand the existing management team to oversee the marketing, sales and development of our products;
  F. Open several corporate offices in the southwest to provide a physical market presence; and
  G.   Focus on increasing our shareholder value.

  We cannot guarantee that we will be able to compete successfully or that the competitive pressures we may face will not have an adverse effect on our business, results of operations and financial condition.

Liquidity and Capital Resources

To fund ongoing fiscal 2001 operations, we will need to begin to generate revenues or raise additional capital to fund our operations and provide for our working capital needs. As at June 30, 2001, we have not recognized revenue to date and have accumulated operating losses of approximately $78,691 since inception. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While we are expending our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

All investor inquiries should be directed to Mr. Joseph Dzierwa, President, Prestige Jewelry, Inc. 11469 Olive Blvd., Suite #226,
St. Louis, Missouri 63141, phone 314-432-3772, fax 314-692-2841.

/10/

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

/11/

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Prestige Jewelry, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date:    August 8, 2001


By:      /s/ Joseph Dzierwa
    -------------------------------------------
    Joseph Dzierwa, President, CEO and Director



Date:    August 8, 2001


By:      /s/ Pamela_Dzierwa
    -------------------------------------------------
    Pamela Dzierwa, Secretary, Treasurer and Director


/12/