Form 10QSB
period 2001-09-30
PRESTIGE JEWELRY INC
filed 2001-11-20
CIK 1103406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number: 000-32495

                     Prestige Jewelry, Inc.
                     ----------------------
      (Exact name of registrant as specified in its charter)

            Nevada                         88-04441287
            ------                         -----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

 11469 Olive Blvd., #262, St. Louis, MO                63141
 --------------------------------------                -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 11/19/01: 5,832,467


                             Prestige Jewelry, Inc.
                          (A Development Stage Company)


                                Table of Contents

                                                               Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Independent Accountant's Review Report                            4

Balance Sheet September 30, 2001 (unaudited) and December 31,     5
2000

Statement of Operations For The Three and Nine Months Ending      6
September 30, 2001 (unaudited) and 2000 (unaudited) and For
Period July 13, 1999 (Inception) to September 30, 2001
(unaudited)

Statement of Cash Flows For The Nine Months Ending September      7
30, 2001 (unaudited) and 2000 (unaudited) and For Period July
13, 1999 (Inception) to September 30, 2001 (unaudited)

Notes to Financial Statements                                     8

Item 2. Management's Discussion and Plan of Operation             9

PART II - OTHER INFORMATION

Item 6. Exhibits                                                 12

SIGNATURES                                                       13


/2/





                             Prestige Jewelry, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                                      as of
                               September 30, 2001
                              and December 31, 2000

                                       and

                            Statements of Operations
                   for the Three Months and Nine Months Ending
                          September 30, 2001 and 2000,
                               and For the Period
                 July 13, 1999 (Inception) to September 30, 2001

                                       and

                                   Cash Flows
                           for the Three Months Ending
                          September 30, 2001 and 2000,
                               and For the Period
                 July 13, 1999 (Inception) to September 30, 2001

/3/

G. BRAD BECKSTEAD
Certified Public Accountant
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Prestige Jewelry
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Prestige Jewelry (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000 and for the period July 13, 1999 (Inception) to
September 30, 2001, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period July 13, 1999 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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



G. Brad Beckstead, CPA
November 16, 2001

/4/

                             Prestige Jewelry, Inc.

                          (a Development Stage Company)

                                  Balance Sheet


                                             (unaudited)
                                               September     December
   Assets                                      30, 2001      31, 2000
                                              ----------    ----------
   Current assets:
     Cash                                     $    3,901    $   39,090
     Due from shareholder                            105           105
     Inventory                                     4,614         4,614
                                              ----------    ----------
       Total current assets                        8,620        43,809
                                              ----------    ----------
   Fixed assets, net                               7,291         2,293
   Web site development, net                      11,942        13,292
                                              ----------    ----------
 Liabilities and Stockholders' Equity         $   27,853    $   59,394
                                              ==========    ==========

   Current liabilities:                       $        -    $        -
                                              ----------    ----------

   Stockholders' equity:
   Preferred stock, $0.001 par value,                  -             -
    5,000,000 shares authorized, no shares
    issued and outstanding
   Common stock, $0.001 par value;                 5,832         5,832
    20,000,000 shares authorized, 5,832,467
    shares issued and outstanding at
    9/30/01 and 12/31/00
   Additional paid-in capital                    116,591       116,591
   Subscriptions receivable                           25       (15,975)
   Deficit accumulated during development        (94,595)      (47,054)
   stage                                      ----------    ----------
                                                  27,853        59,394
                                              ----------    ----------
                                              $   27,853    $   59,394
                                              ==========    ==========


   The accompanying notes are an integral part of these financial statements.

/5/

                             Prestige Jewelry, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                                   (unaudited)
        For The Three and Nine Months Ending September 30, 2001 and 2000
       and For the Period July 13, 1999 (Inception) to September 30, 2001

                    Three Months Ending       Nine Months Ending  July 13, 1999
                       September 30,             September 30,   (Inception) to
                    ----------------------  ---------------------- September 30,
                       2001        2000        2001       2000         2001
                    ----------  ----------  ----------  ----------  ----------
Revenue             $        -  $        -  $        -  $        -  $        -
                    ----------  ----------  ----------  ----------  ----------
Expenses:
General and             14,505         902      45,300       4,792      85,791
 administrative
 expenses
Depreciation &           1,399       1,095       3,938       3,272       8,804
 amortization       ----------  ----------  ----------  ----------  ----------

Total expenses          15,904       1,997      49,238       8,064      94,595
                    ----------  ----------  ----------  ----------  ----------
Net (loss)          $  (15,904) $   (1,997) $  (49,238) $   (8,064) $  (94,595)
                    ==========  ==========  ==========  ==========  ==========

Weighted average
 number of common
 outstanding shares  5,832,467   5,272,467   5,832,467   5,272,467   5,418,058
                    ==========  ==========  ==========  ==========  ==========

Net (loss) per
share               $    (0.00) $    (0.00) $    (0.01) $    (0.00) $    (0.02)
                    ==========  ==========  ==========  ==========  ==========



   The accompanying notes are an integral part of these financial statements.

/6/

                             Prestige Jewelry, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
             For The Nine Months Ending September 30, 2001 and 2000
       and For the Period July 13, 1999 (Inception) to September 30, 2001



                                  Nine Months Ending   July 13, 1999
                                    September 30,     (Inception) to
                                 ---------------------   September 30,
                                   2001        2000        2001
                                 ---------   ---------   ---------
Cash flows from operating
activities
Net (loss)                       $ (49,238)  $  (8,064)  $ (94,595)
Adjustments to reconcile net
income to net cash used
by operating activities:
Depreciation & amortization          3,938       3,272       8,804
expense
Due from stockholder                     -       2,700        (105)
(Increase) in inventory                  -           -      (4,614)
                                 ---------   ---------   ---------
Net cash (used) by operating       (45,300)     (2,092)    (90,510)
activities                       ---------   ---------   ---------

Cash flows from investing
activities
Purchase of fixed assets            (5,889)       (882)     (8,937)
Development of website                   -           -     (19,100)
Net cash (used) by investing        (5,889)       (882)    (28,037)
activities                       ---------   ---------   ---------

Cash flows from financing
activities
Issuance of common stock            16,000           -     122,423
Subscription receivable                  -           -          25
                                 ---------   ---------   ---------
Net cash provided by                16,000           -     122,448
 financing activities            ---------   ---------   ---------

Net (decrease) increase in cash    (35,189)      (2,974)     3,901

Cash - beginning                    39,090        3,001          -
                                 ---------   ----------   --------
Cash - ending                    $   3,901   $       27   $  3,901
                                 =========   ==========   ========
Supplemental disclosures:
Interest paid                    $       -   $        -   $      -
                                 =========   ==========   ========
Income taxes paid                $       -   $        -   $      -
                                 =========   ==========   ========
Non-cash transactions:
 Stock issued for services
  provided                       $       -   $        -   $ 10,178
                                 =========   ==========   ========
 Number of shares issued for             -            -    203,567
  services                       =========   ==========   ========


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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $94,595 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Related party transactions

The Company hired the son of the shareholders that are also officers and directors as an independent contractor to perform sales development services. For the nine-month period ended September 30, 2001, the Company has paid this individual $300 for services rendered.

The Company paid consulting services to another company wholly owned by the officers and directors of the Company in the amount of $2,572 for the nine-month period ended September 30, 2001.

The Company hired B.M.M., LLC, a company wholly owned by the brother of one of the officers and directors, that company is also a shareholder. B.M.M., LLC has performed consulting services in the amount of $4,000 for the nine-month period ended September 30, 2001.

Note 4 - Subsequent events

On October 29, 2001, the Company amended its articles of incorporation to increase the number of authorized shares of its $0.001 par value common stock to 50,000,000 shares.

On November 13, 2001, the Company executed stock purchase agreements with Ashford Capital, LLC, a California limited liability company, (Ashford) and BET Capital Corporation, a California corporation, (BET). These transactions shall be conducted in accordance with an exemption from the registration provisions of
Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. Ashford and BET purchased a total of 30,000,000 shares of its $0.001 par value common stock for a total of $30,000. At the closing, the Company received $10,000 in cash and will receive the remainder upon the receipt of the shares, approval by shareholders and the filing of the third quarter 10Q.
                    Ashford Capital, LLC          15,000,000 shares   $15,000
                    BET Capital Corporation       15,000,000 shares   $15,000

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

General

  We were formed as a Nevada Corporation on July 13, 1999 under the name Prestige Jewelry, Inc. We are a development stage company. The founders of Prestige Jewelry, Inc. intend to establish a web centered, jewelry, precious metals, gemstone and one of a kind commerce center. This continues to be the driving vision of the Company and passion of the management team. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provides the Company with a worldwide marketplace for its product set.
The principle commerce outlet for the Company is its website www.prestigejewelry.net started November 1999. We will market the following products:

        1.  Rings;          4.  Earrings;
        2.  Bracelets;      5.  Collectible coins; and
        3.  Necklaces;      6.  Precious gemstones.

Results of Operations

  We have generated no revenues since inception.

  Total operating expenses for the three months ended September 30, 2001 were $15,904. This represents an increase of $13,907 in total operating expenses from the comparable three-month period ended September 30, 2000, when we reported total operating expenses of $1,997. Total operating expenses for the nine months ended September 30, 2001 were $49,238. This represents an increase of $41,174 in total operating expenses from the comparable nine-month period ended September 30, 2000, when we reported total operating expenses of $8,064. Since July 13, 1999 (inception) we have incurred $94,595 in total operating expenses. Total operating expenses for the period ended September 30, 2001 were entirely related to general and administrative expenses and depreciation and amortization.

/9/


  We incurred general and administrative expenses for the nine-month period ended September 30, 2001 totaling $45,300 compared to $14,505 for the three-month period ended September 30, 2001. Our general and administrative expenses were primarily incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs. Our Company is listed on the OTC-BB under the symbol "PJWL". Depreciation and amortization for the nine-month period ended September 30, 2001 was $3,938 compared to $1,399 for the three-month period ended September 30, 2001. This represents depreciation and amortization on the assets of the Company.

  Through September 30, 2001, management has been focused on developing and implementing initial business operations. Although no revenues have been generated since inception, management intends to generate revenues in the near future. The following has been accomplished:

  A.   Management has made the following improvements to the website:
     1.Implementation of a new data base script;
     2.   Redesigned the "look" of the website to increase ease of navigation;
     3.   Increased the number of products offered;
     4.   Introduced an Investor News Section; and
     5. Started a marketing program, which includes exchanging banners with other websites and submitting our website to search engine firms.
  B. Prestige Jewelry, Inc. continues to trade on the OTC BB under the symbol "PJWL" and is a fully reporting corporation with the Securities and Exchange Commission.
  C. Management has expanded marketing efforts through telemarketing, faxing and the Internet.
  D. Management continues to utilize the following relationships/strategic alliances:
     1. Corporate Regulatory Services, LLC - Previously Campbell Mello Associates, LLC, this firm continues to consultant and assist us in all regulatory and filing matters;
     2. Triumph Corp. - In January 2001, we contracted with this firm to develop and maintain our internal network. We intend to maintain this relationship;
     3. Roy Glover - In February 2001, we outsourced the management our web development and e-marketing programs to Roy Glover, an Internet specialist. Mr. Glover continues to play an integral role in the development and enhancement of our web center; and
     4. Product suppliers - We have continued to enjoy positive relationships with the following companies:
          a. Stuller, Inc.: Provides precious and semi-precious gemstones, gold supplies, gold findings, and gold, platinum and silver mountings.
          b.   Kunzelman Brothers, Inc. Provides diamonds and other precious gemstones, diamond supplies for mountings and repairs.
          c.   Geswein, Inc.: Provides manufacturing supplies, special tools and equipment.

Future Business

  In order to accommodate the following transaction, we amended our articles of incorporation to increase the number of authorized shares of our $0.001 par value common stock to 50,000,000 shares (see exhibit 3b "Certificate of Amendment").

  On November 13, 2001, we executed stock purchase agreements with Ashford Capital, LLC, a California limited liability company, (Ashford) and BET Capital Corporation, a California corporation, (BET). These transactions shall be conducted in accordance with an exemption from the registration provisions of
Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. Ashford and BET purchased a total of 30,000,000 shares of our

/10/


$0.001 par value common stock for a total of $30,000. At the closing, the Company received $10,000 in cash and will receive the remainder upon the receipt of the shares, approval by shareholders and the filing of the third quarter 10-QSB.

          Ashford Capital, LLC          15,000,000 shares   $15,000
          BET Capital Corporation       15,000,000 shares   $15,000

Liquidity and Capital Resources

  To fund ongoing fiscal 2001 operations, we will need to begin to generate revenues or raise additional capital to fund our operations and provide for our working capital needs. As at September 30, 2001, we have not recognized revenue to date and have accumulated operating losses of approximately $94,595 since inception. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. Management is currently in the process of raising equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While we are expending our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

All investor inquiries should be directed to Mr. Joseph Dzierwa, President, Prestige Jewelry, Inc. 11469 Olive Blvd., Suite #226, St. Louis, Missouri 63141, phone 314-432-3772, fax 314-692-2841.

/11/


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

                 (b) Certificate of Amendment to the Articles of Incorporation of the Company filed October
                 29, 2001.

                 (c) By-Laws of the Company adopted July 16,
                 1999.  Incorporated by reference to the
                 exhibits to the Company's General Form For
                 Registration Of Securities Of Small Business
                 Issuers on Form 10-SB, previously filed with the Commission.


 \12\
                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Prestige Jewelry, Inc.
------------------------------------------------------------------------------
                                  (Registrant)




Date:  11/19/01




By: /s/ Joseph Dzierwa
   -------------------
  Joseph Dzierwa, President, CEO and Director




Date: 11/19/01




By:  /s/ Pamela Dzierwa
   ----------------------
   Pamela Dzierwa, Secretary, Treasurer and Director


/13/