Form 10KSB
period 2001-12-31
PRESTIGE JEWELRY INC
filed 2002-03-28
CIK 1103406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 000-32495


                  THE PRESTIGE GROUP.NET, INC.
              -----------------------------------
         (Name of small business issuer in its charter)

            Nevada                         88-0441287
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

   11469 Olive Blvd., #262,                   63141
         St. Louis, MO
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (314) 432-3772

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $38,174

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
4,366,494

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [
] No [X]

                   FORWARD LOOKING STATEMENTS

This Annaul Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.



PAGE-2-



PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

We were formed as a Nevada Corporation on July 13, 1999 under the name Prestige Jewelry, Inc. On February 4, 2002, we filed an amendment to our articles of incorporation to change our name from Prestige Jewelry, Inc. to The Prestige Group.net, Inc. Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at par value. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

B.     Business of Issuer

1) Principal products or services and their markets

We  have  an  Internet site that will serve as the  base  of  our
retail  operations.   The web site roughly outlines  the  product
lines that we will offer consumers. We will market the following products:

  1.   Rings,

  2.   Bracelets,

  3.   Necklaces,

  4.   Earrings

  5.   Collectible coins and

  6.   Precious gemstones.

Since our inception, we have not generated any revenues. In the normal course of business, we will evaluate our current markets to identify any growing markets where we believe we could compete or any markets that are no longer economically attractive. This periodic review will determine our decision to enter or exit certain markets or product categories. We have not identified any such possibilities, and we cannot assure you that any such businesses will be profitable.
2) Distribution methods of the products or services

We seek to use the Internet to generate brand awareness and recognition. We intend to develop a web site that provides an overview of our expected product lines. Our web site will provide information regarding our company and industry to educate consumers about ongoing trends and developments. In addition, we will display detailed information about our product offerings to assist consumers in making educated purchasing decisions.

Our web site will be designed to process purchases over the Internet. We have neither implemented this capacity nor begun to generate revenues. We expect our web site to be our sole source of revenues, once fully operational. Our goal is to provide the ability for consumers to purchase products that they research on our site.

4) Competition

We intend to compete against traditional retailers for jewelry and collectibles in the United States, which can be grouped as follows:

  1. High-end department stores that offer a limited selection of mid-range to high-end jewelry products,

  2. National department stores that tend to carry broad selections of low-end to mid-range jewelry from brands that are complementary to the stores' other offerings,

  3. Specialty stores that carry a broad selection of specific product categories and

  4. Boutiques that generally carry a selection of the latest trends or most sought-after collectibles.



PAGE-3-



We intend to compete by:

  1.   Selling jewelry and collectibles over the Internet.

  2.   Offer innovative and attractive jewelry and collectibles.

  3. Marketing an expanding product or service range as we may develop.

8) Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally and directly applicable to online commerce. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide personal information regarding our users to third parties.
9) Effect of existing or probable governmental regulations on the business

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us.

In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we do business, which may result in additional expenses. For instance, we may need to spend time and money revising the process by which we fulfill customer orders to ensure that each shipment complies with applicable laws. We may need to hire additional personnel to monitor our compliance with applicable laws. We may also need to modify our software to further protect our customers' personal information.

12) Number of total employees and number of full time employees

We currently have no employees other than our officers and directors, who each at present devotes approximately 50% of full time services to our business.

C.     Reports to Security Holdings

(1)  Annual reports

Although  we  have  not been required to  do  so,  we  intend  to
voluntarily  deliver  annual reports to security  holders.   Such
annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, we have not filed periodic reports with the SEC. However, the purpose of this Registration Statement is to become a fully-reporting company on a voluntary basis. Hence, we will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.



PAGE-4-



ITEM 2.  PROPERTIES

Our corporate offices are located at 11469 Olive Boulevard #262, St. Louis, Missouri 63141. This approximately 350 square foot office space is provided by our officers at no charge to us. We do not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by us.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.









PAGE-5-



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "PGPN," formerly PJWL. The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) at the end of each quarter of 2001:

      Quarter Ended       High     Low
     -----------------------------------
     June 30, 2001        $0.05   $0.05
     September 30, 2001   $0.05   $0.02
     December 31, 2001    $0.03   $0.02


OTCBB(R) quotations of OneCap's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

B.     Holders

As of the date of this registration statement, we had 85 holders of record of our common stock.

C.     Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain earnings, if any, to support the development of the Company's business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

D.       Securities   authorized  for   issuance   under   equity
compensation plans

Not applicable.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-SB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;



PAGE-6-



  2.   Our ability to generate customer demand for our services;

  3.   The intensity of competition; and

  4.   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-SB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

A.     Plan of Operation

Since our inception, we have incurred a net loss of $69,981. Our efforts have focused primarily on the development of our plan of operation, implementing our initial business strategy and raising working capital through equity financing. To fund fiscal 2001 operations, management believes our current financial resources and ability to generate revenues is inadequate to provide for its working capital needs through December 2002. Management intends to raise additional capital via a public or private offering of equity or debt securities to fund fiscal year 2002 operations. Our owners and management have also committed to provide us, on an as needed basis, capital to continue operations, although there are no agreements to do so. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtainer or, if obtained, that it will be on reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS









PAGE-7-






                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   December 31, 2001 and 2000

                               and

                    Statements of Operations,
              Changes in Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   December 31, 2001 and 2000
                               and
                         for the period
                July 13, 1999 (Date of Inception)
                             through
                        December 31, 2001






PAGE-8-



                        TABLE OF CONTENTS


Independent Auditor's Report                                    1

Balance Sheets                                                  2

Statements Of Operations                                        3

Statement Of Changes In                                         4
Stockholders' Equity

Statements Of Cash Flows                                        5

Footnotes                                                       6








PAGE-9-



G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                              702.362.0540 (efax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT

March 26, 2002

The Prestige Group.net, Inc.
[formerly Prestige Jewelry, Inc.]
Las Vegas, NV

I have audited the Balance Sheets of The Prestige Group.net, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period July 13, 1999 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Prestige Group.net, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, and for the period July 13, 1999 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead, CPA
---------------------------
G. Brad Beckstead, CPA



PAGE-10-F1



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                         Balance Sheets

                                                December 31,
                                            ----------------------
                                             2001         2000
Assets                                      ----------------------

Current assets:
     Cash                                      $590       $39,090
     Due from shareholder                       105           105
     Inventory                                4,614         4,614
       Interest  receivable  -  officer,        167             -
director & shareholder                      ----------------------
          Total current assets                5,476        43,809
                                            ----------------------
Fixed assets, net                             6,847         2,475
Web site development, net                    10,987        14,807

Note receivable - officer, director &        10,000        10,000
shareholder
                                            ----------------------
                                            $33,310       $61,091
                                            ======================
Liabilities and Stockholders' Equity

Current liabilities:                             $-            $-
                                            ----------------------
Stockholders' equity:
     Common stock, $0.001 par value,         19,132         5,832
50,000,000
        shares authorized, 19,132,467
and 5,832,467 shares
        issued and outstanding as of
12/31/01 & 12/31/00, respectively
     Preferred stock, $0.001 par value,           -             -
5,000,000 shares
        authorized, no shares issued or
outstanding
     Additional paid-in capital             133,291       116,591
     Subscriptions receivable               (3,775)      (15,975)
     (Deficit) accumulated during         (115,338)      (45,357)
development stage                          -----------------------
                                             33,310        61,091
                                           -----------------------
                                            $33,310       $61,091
                                           =======================


 The accompanying notes are an integral part of these financial statements.



PAGE-11-F2



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                    Statements of Operations

                                       For the years       July
                                           ended         13,1999
                                                        (inception)
                                                            to
                                                         December
                                                             31,
                                                            2001
                                  ---------------------
                                    December  December
                                        31,       31,
                                      2001      2000
                                  ----------------------------------

      Revenue                             $        $           $
                                          -        -           -
                                  ----------------------------------
      Expenses:
           General administrative    39,985    6,358      80,476
      expenses
           General administrative    24,826        -      24,826
      expenses - related party
           Depreciation and           5,337    4,361      10,203
      amortization                ----------------------------------
                Total expenses       70,148   10,719     115,505
                                  ----------------------------------
      Other income:
           Interest income -            167        -         167
      officer, director &         ----------------------------------
      shareholder

      Net (loss)                   $(69,981) $(10,719) $(115,338)
                                  ==================================

      Weighted average number of
      common shares outstanding -  5,868,908  5,319,902
      basic and fully diluted     =====================

      Net (loss) per share - basic        $        $
      and fully diluted              (0.01)   (0.00)
                                  =====================


 The accompanying notes are an integral part of these financial statements.



PAGE-12-F3



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
          Statements of Changes in Stockholders' Equity


                    Common Stock   Subscriptions Additional (Deficit)   Total
                  ---------------- Receivable    Paid-in   Accumulated Stock-
                                                 Capital     During    holders
                                                           Development Equity
                                                             Stage

                    Shares  Amount
                  ------------------------------------------------------------

August 1999
 Foudners shares   4,000,000 $4,000     $-         $-          $-     $4,000


November 1999
 Rule 504 offering 1,272,467  1,272     25     61,151                 62,448


Net (loss)
 July 13, 1999                                            (34,638)   (34,638)
(inception) to
 December 31, 1999

Balance, 12/31/99  5,272,467 $5,272    $25    $61,151    $(34,638)   $31,810


December 2000
 Rule 505 offering   560,000    560  (16,000)  55,440                 40,000


Net (loss)
 For the year ended                                        (10,719)  (10,719)
 December 31, 2000 -----------------------------------------------------------

Balance, December  5,832,467 $5,832 $(15,975) $116,591    $(45,357)  $61,091
31, 2000

January 2001
 Cancellation of                      16,000                          16,000
 subscriptions receivable

December 2001
 Issued for cash  13,300,000 13,300   (3,800)  16,700                 26,200
 and subscriptions
 receivable

Net (loss)
 For the year ended                                        (69,981)  (69,981)
 December 31, 2001 -----------------------------------------------------------

Balance,
December          19,132,467 $19,132 $(3,775) $133,291   $(115,338)  $33,310
31, 2001          ============================================================



 The accompanying notes are an integral part of these financial statements.



PAGE-13-F4



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                    Statements of Cash Flows

                                    For the years ended       July 13,
                                                                1999
                                                             (Inception)
                                                                 to
                                                              December
                                                                  31,
                                 -----------------------        2001
                                    December    December
                                    31, 2001    31, 2000
    Cash flows from operating    ----------------------------------------
    activities
    Net (loss)                      $(69,981)   $(10,719)    $(115,338)
         Shares issued for                  -           -        10,178
    services
         Depreciation and               5,337       4,361        10,203
    amortization
    Adjustments to reconcile net (loss) to
    net cash (used) by
         operating activities:
         (Increase) decrease due            -       3,600         (105)
    from shareholder
         (Increase) in inventory            -           -       (4,614)
         (Increase) in note          (10,000)           -       (10,000
    receivable - officer,
    director &
              shareholder
         Increase in interest           (167)           -         (167)
    receivable - officer,        ----------------------------------------
    director &
              shareholder
    Net cash (used) by operating     (74,811)     (2,758)     (109,843)
    activities                   ----------------------------------------

    Cash flows from investing
    activities
         Purchase of fixed assets     (5,889)     (1,153)       (8,937)
         Web site development               -           -      (19,100)
                                 ----------------------------------------
    Net cash (used) by investing      (5,889)     (1,153)      (28,037)
    activities                   ----------------------------------------

    Cash flows from financing
    activities
         Issuances of common           30,000      56,000       142,245
    stock
         Issuance (decrease) in        12,200    (16,000)       (3,775)
    subscriptions receivable     ----------------------------------------
    Net cash provided by               42,200      40,000       138,470
    financing activities         ----------------------------------------

    Net increase (decrease) in       (38,500)      36,089           590
    cash
    Cash - beginning                   39,090       3,001             -
    Cash - ending                        $590     $39,090          $590
                                 ========================================
    Supplemental disclosures:
         Interest paid                     $-          $-            $-
         Income taxes paid                 $-          $-            $-
                                 ========================================
    Non-cash investing and
    financing activities:
         Stock issued for                  $-     $10,178       $10,178
    services provided
         Number of shares issued            -     203,567       203,567
    for services                 =======================================


 The accompanying notes are an integral part of these financial statements.



PAGE-14-F5



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                              Notes

Note 1 - History and organization of the company

The Company was organized July 13, 1999 (Date of Inception) under the laws of the State of Nevada, as The Prestige Group.net, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Note 2 - Accounting policies and procedures

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents in the amount of as of December 31, 2001 and 2000.

Equipment
The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation based on the following estimated useful lives:

     Equipment                   5 years

Website
Website development costs are amortized over 60 months.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 and 2000.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Revenue recognition
The Company recognizes revenue on the accrual basis.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2001 and 2000.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of
Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and



PAGE-15-F6



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                              Notes

organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998.
With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2001 and 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.
Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released
Staff Accounting Bulletin No. 101, Revenue Recognition in
Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.



PAGE-16-F7



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                              Notes

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company will seek equity and/or debt financing. If the financing does not provide sufficient capital, shareholders of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Fixed assets

The Company purchased computer equipment in the amount of $5,889 during the year ended December 31, 2001 and $1,153 during the year ended December 31, 2000. The Company recorded depreciation expense in the amount of $5,337 during the year ended December 31, 2001 and $4,361 during the year ended December 31, 2000.



PAGE-17-F8



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                              Notes
Note 5 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

       U.S federal statutory rate      (34.0%)

       Valuation reserve                    34.0%

       Total                                            -%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $115,338 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

Note 6 - Stockholder's equity

The Company is authorized to issue 50,000,000 shares of it $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During August 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock to two of its founders and directors valued at $4,000.

During November 1999, the Company issued 1,272,467 of its $0.001 par value common stock for total cash and services of $62,423 (net of offering costs) pursuant to a Rule 504 of the SEC 1933 Securities Act offering. The Company owes $25 to an investor for refund of a subscription to stock, which has been categorized as subscription payable.

During December 2000, the Company issued 560,000 shares of its $0.001 par value common stock for total cash of $56,000 (of which $40,000 had been received by December 31, 2000) pursuant to a Regulation D, Rule 505 of the SEC 1933 Securities Act, offering. The remaining $16,000 is considered subscriptions receivable.

During January 2001, the Company received $16,000 cash to cancel the subscriptions receivable.

On October 29, 2001, the Company amended its articles of incorporation to increase the number of authorized shares of its $0.001 par value common stock to 50,000,000 shares.

On December 31, 2001, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). This transaction shall be conducted in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. Ashford purchased a total of 13,300,000 shares of its $0.001 par value common stock for a total of $30,000. As of December 31, 2001, the Company received $26,200 in cash. The remaining $3,800 is considered subscriptions receivable.

There have been no other issuances of common and/or preferred stock.



PAGE-18-F9



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (A Development Stage Company)
                              Notes

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Related party transactions

The Company hired the son of the shareholders that are also officers and directors as an independent contractor to perform sales development services. For the year ended December 31, 2001, the Company has paid this individual $1,050 for services rendered.

The Company paid consulting services to an officer and director of the Company in the amount of $1,000 for the year ended
December 31, 2001.

The Company paid consulting services to another company wholly owned by the officers and directors of the Company in the amount of $4,572 for the year ended December 31, 2001.

The Company hired B.M.M., LLC, a company wholly owned by the brother of one of the officers and directors, that company is also a shareholder. B.M.M., LLC has performed consulting services in the amount of $7,000 for the year ended December 31, 2001.

The Company hired Denford Investments, LLC, a shareholder of the Company. Denford Investments, LLC has performed consulting services in the amount of $4,000 for the year ended December 31, 2001.

The Company paid Corporate Regulatory Services, a shareholder of the Company, for corporate consulting services in the amount of $5,905 for the year ended December 31, 2001.

The Company paid Patrick Deparini, a shareholder of the Company, for consulting services in the amount of $1,300 for the year ended December 31, 2001.

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. B.M.M., LLC is a company wholly owned by the brother of one of the officers and directors and that company is also a shareholder. Denford Investments, LLC is a shareholder of the Company. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 2,700,000 shares of common stock valued at $54,000.

Note 9 - Subsequent events

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. B.M.M., LLC is a company wholly owned by the brother of one of the officers and directors and that company is also a shareholder. Denford Investments, LLC is a shareholder of the Company. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 2,700,000 shares of common stock valued at $54,000.

On February 4, 2002, the Company amended its articles of incorporation to change the Company's name to The Prestige
Group.net, Inc.

On March 20, 2002, the Company effectuated a 1:5 reverse stock split for all shareholders as of that date.



PAGE-19-F10




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

      Name         Age        Position         Date Appointed

Joseph M. Dzierwa  43      President and       July 16, 1999
                           Director

Pamela J. Dzierwa  44      Secretary,          July 16, 1999
                           Treasurer and
                           Director

Joseph M. Dzierwa, President and Director - Mr. Dzierwa has been in the jewelry industry for over 25 years. Beginning in 1974, he entered an apprenticeship with Kinsley and Sons, Inc. in St. Louis, Missouri, as a journey jeweler and diamond setter. After 10 years of service, Mr. Dzierwa accepted a managerial and buyer position with Metro '70, Inc., a jewelry retailer, from 1984 through 1985. From 1985 until 1992, Mr. Dzierwa was employed as a journey jeweler and diamond setter for Kinsley and Sons, Inc. and Glenn Betz and Associates, Inc. In 1992, Mr. Dzierwa became President of Pamjoz, Inc., where he currently performs as a journeyman jeweler and diamond setter.

Pamela J. Dzierwa, Secretary, Treasurer and Director - With over 15 years of experience in the retail jewelry industry, Mrs. Pamela Dzierwa currently serves as the Secretary and Treasurer of Pamjos, Inc., since 1992. Her responsibilities include performing general office work, maintaining inventory control procedures and tracking accounts payable and accounts receivable. Prior to being employed at Pamjos, Mrs. Dzierwa was working at Metro '70, Inc. Duties there included general office responsibilities, performing purchasing duties, managing the company's books and accounting records and controlled inventory.

Our directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.

Employees

We currently have no employees. Our officers and directors perform all functions necessary to maintain the operations of our company.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have been drawing salaries since they were appointed to their positions.



PAGE-20-



                 Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
             ------------------          -------------------------------------
Name and     Year  Salary Bonus  Other   Restricted  Securities  LTIP     All
Principal            ($)   ($)   Annual    Stock     Underlying  Payouts Other
Position                         Compen-   Awards    Options(#)   ($)    Comp-
                                 sation     ($)                          ensa-
                                  ($)                                    tion
                                                                         ($)

Joseph M.   2001      0     0      0         0            0        0      0
Dzierwa
President,  2000      0     0      0         0            0        0      0
CEO and
Director



Pamela J.   2001      0     0      0         0            0        0      0
Dzierwa
Secretary,  2000      0     0      0         0            0        0      0
Treasurer
and
Director


Employment Contracts

We do not have employment agreements.

Board Compensation

Members   of   our  board  of  directors  do  not  receive   cash
compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
--------------------------------------------------------------
Common   Joseph M. Dzierwa         400,000           9.16%
         11469 Olive Blvd. #262
         St. Louis, Missouri 63141

Common   Pamela J. Dzierwa         400,000           9.16%
         11469 Olive Blvd. #262
         St. Louis, Missouri
         63141
-------------------------------------------------------------
Common   All directors and         800,000          18.32%
         named executive
         officers as a group
         (1 person)
-------------------------------------------------------------
Common   Ashford Capital, LLC     2,660,000         60.92%
         1301 Dove St., Ste.
         800
         Newport Beach, CA
         92660

Common   B.M.M., LLC               287,000           6.58%
         5300 W. Sahara Ave.,
         Ste. 101
         Las Vegas, NV 89146

Common   Denford Investments,      272,000           6.23%
         LLC
         2333 Caringa Way #30
         Carlsbad, CA 92009



PAGE-21-



This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 4,366,494 shares of common stock outstanding as of March 27, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hired the son of the shareholders that are also officers and directors as an independent contractor to perform sales development services. For the year ended December 31, 2001, the Company has paid this individual $1,050 for services rendered.

The Company paid consulting services to an officer and director of the Company in the amount of $1,000 for the year ended
December 31, 2001.

The Company paid consulting services to another company wholly owned by the officers and directors of the Company in the amount of $4,572 for the year ended December 31, 2001.

The Company hired B.M.M., LLC, a company wholly owned by the brother of one of the officers and directors, that company is also a shareholder. B.M.M., LLC has performed consulting services in the amount of $7,000 for the year ended December 31, 2001.

The  Company hired Denford Investments, LLC, a shareholder of the
Company.   Denford  Investments,  LLC  has  performed  consulting
services in the amount of $4,000 for the year ended December 31, 2001.

The Company paid Corporate Regulatory Services, a shareholder of the Company, for corporate consulting services in the amount of $5,905 for the year ended December 31, 2001.

The Company paid Patrick Deparini, a shareholder of the Company, for consulting services in the amount of $1,300 for the year ended December 31, 2001.

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. B.M.M., LLC is a company wholly owned by the brother of one of the officers and directors and that company is also a shareholder. Denford Investments, LLC is a shareholder of the Company. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 2,700,000 shares of common stock valued at $54,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.



PAGE-22-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PRESTIGE GROUP.NET, INC.

Date:  March 27, 2002

By:  /s/ Joseph M. Dzierwa
     ----------------------
     Joseph M. Dzierwa
     President and Director


Date:  March 27, 2002

By:  /s/ Pamela J. Dzierwa
     ----------------------
     Pamela J. Dzierwa
     President and Director









PAGE-23-



                        INDEX TO EXHIBITS

Exhibit  Name and/or Identification of Exhibit
Number

  3      Articles of Incorporation & By-Laws

          (a)  Articles of Incorporation of the Company.
          Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities
          Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

          (b) By-Laws of the Company. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

 10     Material Contracts

          (a)  Agreement for Services - B.M.M., LLC
          (b)  Agreement for Services - Denford Investments, LLC

 23      Consent of Experts and Counsel
          Consents of independent public accountants.






PAGE-24-