Form 10QSB
period 2002-03-31
PRESTIGE JEWELRY INC
filed 2002-05-20
CIK 1103406

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32495

                   The Prestige Group.net, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0441287
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                 No.)

 11469 Olive Blvd., #262, St.                  63141
           Louis, MO                        (Zip Code)
(Address of principal executive
           offices)

                          (314) 432-3772
       (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             4,366,493



                   THE PRESTIGE GROUP.NET, INC.


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                          5

Balance Sheets                                                  6

Statements of Operations and Accumulated Deficit                7

Statements of Cash Flows                                        8

Notes to Financial Statements                                   9

Item 2. Management's Discussion and Plan of Operation           11

PART II - OTHER INFORMATION

Item 6. Exhibits                                                13

SIGNATURES                                                      14



                   The Prestige Group.net, Inc.
                 [formerly Prestige Jewelry, Inc.]
                   (A Development Stage Company)

                          Balance Sheets
                               as of
                          March 31, 2002
                       and December 31, 2001

                                and

                     Statements of Operations
                                and
                            Cash Flows
                    for the Three Months Ending
                     March 31, 2002 and 2001,
                        and For the Period
            July 13, 1999 (Inception) to March 31, 2002



                             -PAGE 3-





                         TABLE OF CONTENTS


Independent Auditor's Report                                    1

Balance Sheets                                                  2

Statements Of Operations                                        3

Statements Of Cash Flows                                        4

Footnotes                                                       5








G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.257.1984
                                                 702.362.0540 (Fax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
The Prestige Group.net, Inc.
[formerly Prestige Jewelry, Inc.]
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of The Prestige Group.net, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2002 and December 31, 2001 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and for the period July 13, 1999 (Inception) to March 31, 2002, and statements of cash flows for the three-months ended March 31, 2002 and 2001 and for the period July 13, 1999 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of The Prestige Group.net, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 26, 2002, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead, CPA

May 20, 2002



                               F/S 1



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                   The Prestige Group.net, Inc.
                 [formerly Prestige Jewelry, Inc.]
                   (a Development Stage Company)
                          Balance Sheets

                                          (unaudited)
                                           March 31,    December31,
                                             2002         2001
Assets                                    -------------------------

Current assets:
     Cash                                         $23         $590
     Due from shareholder                         105          105
     Inventory                                  4,614        4,614
     Interest receivable - officer,               667          167
director & shareholder                    -------------------------
          Total current assets                  5,409        5,476
                                          -------------------------
Fixed assets, net                               6,403        6,847
Web site development, net                      10,032       10,987

Note receivable - officer, director &          20,000       10,000
shareholder                               -------------------------

                                              $41,844      $33,310
                                          -------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Note payable                             $25,000           $-
     Interest payable                             750            -
                                          -------------------------
          Total current liabilities            25,750            -
                                          -------------------------
Stockholders' equity:
     Preferred stock, $0.001 par value,             -            -
5,000,000 shares
        authorized, no shares issued or
outstanding
     Common stock, $0.001 par value,           19,132        5,832
50,000,000
        shares authorized, 19,132,467
and 5,832,467 shares
        issued and outstanding as of
3/31/02 and 12/31/01, respectively
     Additional paid-in capital               202,057      148,597
     Subscriptions receivable                 (2,375)      (3,775)
     Deferred compensation                   (27,000)            -
     (Deficit) accumulated during           (160,954)    (115,338)
development stage                         -------------------------
                                               16,094       33,310
                                          -------------------------
                                              $33,310      $61,091
                                          =========================


  The accompanying notes are an integral part of these financial statements.



                               F/S 2



                   The Prestige Group.net, Inc.
                 [formerly Prestige Jewelry, Inc.]
                   (A Development Stage Company)
                            (unaudited)
                     Statements of Operations

                                     Three Months Ending   July 13,1999
                                          March 31         (inception) to
                                        2002   2001        March 31, 2002
                                     ------------------------------------


      Revenue                            $-     $-            $-

      Expenses:
           General administrative     2,867  15,486        83,343
      expenses
           General administrative    41,100      -         65,926
      expenses - related party
           Depreciation and           1,399  1,216         11,602
      amortization                   ------------------------------------
                Total expenses       45,366  16,702       160,871
                                     ------------------------------------

      Other income (expense):
           Interest income -            500      -            667
      officer, director &
      shareholder
           Interest expense           (750)      -          (750)
                                     ------------------------------------
      Net (loss)                  $(45,616) $(16,702)    $(160,954)
                                     ====================================

      Weighted average number of
      common shares outstanding -  4,366,493  1,166,493
      basic and fully diluted       ===================

      Net (loss) per share - basic   $(0.01)   $(0)
      and fully diluted             ===================


  The accompanying notes are an integral part of these financial statements.



                               F/S 3



                   The Prestige Group.net, Inc.
                 [formerly Prestige Jewelry, Inc.]
                   (A Development Stage Company)
                            (unaudited)
                     Statements of Cash Flows

                                           Three Months       July 13,
                                         Ending March 31,       1999
                                                             (Inception)
                                                              to March
                                          2002       2001     31, 2002
                                        --------------------------------
    Cash flows from operating
    activities
    Net (loss)                           $(45,616) $(16,702)  $(160,954)

         Shares issued for services             -        -      10,178
         Shares issued for prepaid         54,000        -      54,000
    consulting services-related party
         Depreciation and amortization      1,339    1,216      11,602
    Adjustments to reconcile net (loss) to
      net cash (used) by operating
    activities:
         (Increase) decrease due from           -        -       (105)
    shareholder
         (Increase) in inventory                -        -     (4,614)
         (Increase) in note receivable   (10,000)        -    (20,000)
    - officer, director &
              shareholder
         Increase in interest               (500)        -       (667)
    receivable - officer, director &     --------------------------------
              shareholder
    Net cash (used) by operating            (717)  (15,486)   (110,560)
    activities                           --------------------------------

    Cash flows from investing
    activities
         Purchase of fixed assets               -  (3,604)     (8,937)
         Web site development                   -        -    (19,100)
                                         --------------------------------
    Net cash (used) by investing                -  (3,604)    (28,037)
    activities                           --------------------------------

    Cash flows from financing
    activities
         Increase in note payable          25,000        -      25,000
         Increase in interest payable         750        -         750
         Issuances of common stock              -        -     142,245
         Decrease (increase) in             1,400   16,000     (2,375)
    subscriptions receivable
         (Increase) in deferred          (27,000)        -    (27,000)
    compensation                         --------------------------------
    Net cash provided by financing            150   16,000     138,620
    activities                           --------------------------------

    Net increase (decrease) in cash         (567)  (3,090)          23
    Cash - beginning                          590   39,090           -
                                         --------------------------------
    Cash - ending                             $23  $36,000         $23
                                         ================================
    Supplemental disclosures:
         Interest paid                         $-       $-          $-
                                         ================================
         Income taxes paid                     $-       $-          $-
                                         ================================
    Non-cash investing and financing
    activities:
         Stock issued for services             $-       $-     $10,178
    provided                             ================================
         Number of shares issued for            -        -      40,713
    services                             ================================
         Stock issued for prepaid         $54,000       $-     $54,000
    consulting services                  ================================
         Number of shares issued for      540,000        -     540,000
    prepaid consulting services          ================================
  The accompanying notes are an integral part of these financial statements.



                               F/S 4




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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $160,954 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Fixed assets

As of March 31, 2002, the company had the following assets:

              Furniture &               $199
              fixtures

              Jewelry equipment       $1,895

              Office equipment        $5,872

              Shop equipment            $971

              Less:    accumulated  $(2,534)
              depreciation          ---------

              Total                   $6,403

The Company recorded depreciation expense in the amount of $444 during the three-month period ended March 31, 2002.

Note 4 - Web development costs

The Company has developed a website costing $19,100 which is capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $955 during the three months ending March 31, 2002.



                               F/S 5



                   The Prestige Group.net, Inc.
                 [formerly Prestige Jewelry, Inc.]
                   (A Development Stage Company)
                               Notes

Note 5 - Notes receivable

On January 15, 2002, the Company loaned $10,000 to an officer & director of the Company for a period of two years at an interest rate of 10% per annum. During the period ended March 31, 2002, the Company accrued interest receivable in the amount of $500. As of March 31, 2002, the total amount of notes receivable due from an officer & director of the Company is $20,000 with accrued interest of $667.

Note 6 - Notes payable

On January 15, 2002, the Company executed a promissory note for $25,000 to a company for a period of one year at an interest rate of 12% per annum. During the period ended March 31, 2002, the
Company accrued interest payable in the amount of $750. At the Company's discretion, the note can be paid back in cash or common stock at a price 30% less than the average of the three lowest bid price for the ten-day period preceding the date the note becomes due.

Note 7 - Stockholder's equity

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 540,000 shares of common stock valued at $54,000. Amounts included in expense were $27,000 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

On February 28, 2002, the Company received $1,400 in cash to cancel a portion of the subscriptions receivable due from Ashford Capital.

On March 20, 2002, the Company effectuated a 1:5 reverse stock split for all shareholders as of that date.

Note 8 - Related party transactions

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. B.M.M., LLC is a company wholly owned by the brother of one of the officers and directors and that company is also a shareholder. Denford Investments, LLC is a shareholder of the Company. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 540,000 shares of common stock valued at $54,000.

The Company paid consulting services to an officer and director of the Company in the amount of $400 for the period ended March 31, 2002.

The Company paid consulting services to another company wholly owned by the officers and directors of the Company in the amount of $2,000 for the three-month period ended March 31, 2002.

The Company hired B.M.M., LLC, a company wholly owned by the brother of one of the officers and directors, that company is also a shareholder. B.M.M., LLC has performed consulting services in the amount of $3,400 for the three months ended March 31, 2002.

The Company hired Denford Investments, LLC, a shareholder of the Company. Denford Investments, LLC has performed consulting services in the amount of $2,000 for the three-month period ended March 31, 2002.

The Company paid Patrick Deparini, a shareholder of the Company, for consulting services in the amount of $6,300 for the three-month period ended March 31, 2002.



                               F/S 6



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     The Prestige Group.net, Inc. (the "Company") was formed July 13, 1999, with the intention of establishing a web-centered jewelry, precious metals, gemstone and one of a kind commerce center. We seek to use the Internet to generate brand awareness and recognition. We intend to develop a web site that provides an overview of our expected product lines. Our web site will provide information regarding our company and industry to educate consumers about ongoing trends and developments. In addition, we will display detailed information about our product offerings to assist consumers in making educated purchasing decisions.

     Our web site will be designed to process purchases over the Internet. We have neither implemented this capacity nor begun to generate revenues. We expect our web site to be our sole source of revenues, once fully operational. Our goal is to provide the ability for consumers to purchase products that they research on our site.

     Our Company is listed on the OTCBB under the symbol "PGPN."

Results of Operations

     We have generated no revenues since inception.

     Total operating expenses for the three months ended March 31, 2002 were $45,366. This represents an increase of $28,664 in total operating expenses from the comparable three-month period ended March 31, 2001, when we reported total operating expenses of $16,702. Since July 13, 1999, the date of our inception, we have incurred $160,871 in total operating expenses. Total operating expenses for the period ended March 31, 2002 were entirely related to general and administrative expenses and depreciation and amortization.

Liquidity and Capital Resources

     As of the first quarter ended March 31, 2002, we had only $23 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of 2002. We will need at least $50,000 to continue operations through the year ended December 31, 2002. Further, in order to execute our growth strategy and potentially become profitable, we need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.



Plan of Operation

     Our efforts have focused primarily on the development of our plan of operation, implementing our initial business strategy and raising working capital through equity financing. We do not expect to purchase or sell any property, plants or equipment over the next six to nine months. In addition, we do not anticipate the need to hire any additional individuals to execute our business strategy.

     Our independent auditors have indicated in their audit report that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Management believes our current financial resources and ability to generate revenues is inadequate to provide for our working capital needs through December 2002. Management intends to raise additional capital via a public or private offering of equity or debt securities to fund fiscal year 2002 operations. Our owners and management have also committed to provide us, on an as needed basis, capital to continue operations, although there are no agreements to do so. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtainer or, if obtained, that it will be on reasonable terms. Nonetheless, our poor financial condition could inhibit our ability to achieve our business plan.



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

  23    Consent of Experts and Counsel

             Consents of independent public accountants.








                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                  The Prestige Group.net, Inc.
                          (Registrant)

By: /s/ Joseph M. Dzierwa
Joseph M. Dzierwa
President

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                    Date

   /s/ Joseph M. Dzierwa    President and             May 20, 2002
   Joseph M. Dzierwa          Director

   /s/ Pamela J.Dzierwa     Treasurer, Secretary      May 20, 2002
 Pamela J. Dzierwa          and Director




                             <PAGE 14>