Form 10QSB/A
period 2002-03-31
PRESTIGE JEWELRY INC
filed 2002-06-12
CIK 1103406

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

May 20, 2002



                               F/S 1



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                   The Prestige Group.net, Inc.
                 [formerly Prestige Jewelry, Inc.]
                   (a Development Stage Company)
                          Balance Sheets

                                          (unaudited)
                                           March 31,    December31,
                                             2002         2001
Assets                                    -------------------------

Current assets:
     Cash                                         $23         $590
     Due from shareholder                         105          105
     Inventory                                  4,614        4,614
     Interest receivable - officer,               667          167
director & shareholder                    -------------------------
          Total current assets                  5,409        5,476
                                          -------------------------
Fixed assets, net                               6,403        6,847
Web site development, net                      10,032       10,987

Note receivable - officer, director &          20,000       10,000
shareholder                               -------------------------

                                              $41,844      $33,310
                                          -------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Note payable                             $25,000           $-
     Interest payable                             750            -
                                          -------------------------
          Total current liabilities            25,750            -
                                          -------------------------
Stockholders' equity:
     Preferred stock, $0.001 par value,             -            -
5,000,000 shares
        authorized, no shares issued or
outstanding
     Common stock, $0.001 par value,           4,366         3,826
50,000,000
        shares authorized, 4,366,493
and 3,826,493 shares
        issued and outstanding as of
3/31/02 and 12/31/01, respectively
     Additional paid-in capital               202,057      148,597
     Subscriptions receivable                 (2,375)      (3,775)
     Deferred compensation                   (27,000)            -
     (Deficit) accumulated during           (160,954)    (115,338)
development stage                         -------------------------
                                               16,094       33,310
                                          -------------------------
                                              $33,310      $61,091
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