Form 10QSB
period 2002-06-30
PRESTIGE GROUP NET INC
filed 2002-08-13
CIK 1103406

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 3 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

     Commission File Number:  000-32495

                  THE PRESTIGE GROUP.NET, INC.
                (Name of small business issuer as
                    specified in its charter)

          Nevada                               88-0441287
   ---------------------                     -------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

    4610 So. Ulster Street, Suite 150, Denver, Colorado 80237
    ----------------------------------------------------------
       (Address of principal executive offices / Zip Code)

                         (720) 528-7303
                      --------------------
                   (Issuer's telephone number)

                               N/A
                      --------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes
[X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
4,366,500 as of August 6, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [ ]



PAGE-1-





PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements






















PAGE-2-




                     The Prestige Group.net, Inc.
                   [formerly Prestige Jewelry, Inc.]
                     (a Development Stage Company)
                            Balance Sheets

                                         (unaudited)
                                           June 30,       December 31,
                                             2002             2001
Assets                                ---------------    ---------------

Current assets:
Cash                                  $  177             $  590
Due from shareholder                     105                105
Inventory                                4,614              4,614
Interest receivable - officer,
director & shareholder                   1,167              167
Total current assets                  ---------------    ---------------
                                         6,063              5,476
                                      ---------------    ---------------
Fixed assets, net
                                         5,959              6,847
Web site development, net                9,077              10,987

Note receivable - officer, director &
shareholder                              20,000             10,000
                                      ---------------    ---------------
                                      $  41,099          $  33,310
                                      ===============    ===============
Liabilities and Stockholder's Equity

Current liabilities:
Note payable                          $  25,000          $  -
Interest payable                         1,500              -
Due to shareholder                       525                -
Total current liabilities             ---------------    ---------------
                                         27,025             -
                                      ---------------    ---------------
Stockholder's equity:

Preferred stock, $0.001 par value,
5,000,000 shares
authorized, no shares issued and
outstanding                              -                  -
Common stock, $0.001 par value,
50,000,000 shares
authorized, 4,366,493 and 3,826,493
shares issued and
outstanding as of 6/30/02 and
12/31/01, respectively                   4,366              3,826
Additional paid-in capital               202,057            148,597
Subscriptions receivable                 -                  (3,775)
  Deferred compensation                  -                  -
(Deficit) accumulated during
development stage                        (192,349)          (115,338)
                                      ---------------    ---------------
                                         14,074             33,310
                                      ---------------    ---------------
                                      $  41,099          $  33,310
                                      ===============    ===============





PAGE-3-



                         The Prestige Group.net, Inc.
                       [formerly Prestige Jewelry, Inc.]
                         (a Development Stage Company)
                                  (unaudited)
                           Statements of Operations

                            Three Months Ending        Six           July
                                                      Months           13,
                                                      Ending          1999
                                 June 30,              June        (Inception)
                                                        30,            to
                          --------------------  ------------------   June 30,
                              2002       2001      2002      2001     2002
                          ---------  ---------  --------  --------  ----------

Revenue                   $          $          $         $         $
                            -          -          -         -         -
                          ---------  ---------  --------  --------  ----------
Expenses:
General and
administrative expenses     1,596      15,309     4,463     30,795    84,939
General and
administrative expenses     28,150     -          69,250    -         94,076
- related party
Depreciation and
amortization                1,399      1,323      2,798     2,539     13,001
Total expenses            ---------  ---------  --------  --------  ----------
                            31,145     16,632     76,511    33,334    192,016
                          ---------  ---------  --------  --------  ----------
Other income (expense):
Interest income -
officer, director &         500        -          1,000     -         1,167
shareholder
Interest expense
                            (750)      -          (1,500)   -         (1,500)
                          ---------  ---------  --------  --------  ----------

Net (loss)                $          $          $         $         $
                           (31,395)   (16,632)   (77,011)  (33,334)  (192,349)
                          =========  =========  ========  ========  ==========

Weighted average number
of
common shares
outstanding - basic and  4,366,493   1,166,493  4,366,493  1,166,493
fully diluted            =========   =========  =========  =========

Net (loss) per share -    $          $          $         $
basic & fully diluted       (0.01)     (0)        (0.02)    (0)
                         =========  =========  ========  ========



PAGE-4-



                        The Prestige Group.net, Inc.
                     [formerly Prestige Jewelry, Inc.]
                       (a Development Stage Company)
                                (unaudited)
                          Statements of Cash Flows

                                           Six Months Ending      July 13,
                                                                    1999
                                               June 30,         (Inception) to
                                        ---------------------     June 30,
                                           2002        2001         2002
                                        ----------  -----------  ------------
Cash flows from operating activities
Net (loss)                              $           $            $
                                          (77,011)     (33,334)    (192,349)
Shares issued for services
                                          -            -           10,178
Shares issued for prepaid consulting
services - related party                  54,000       -           54,000
Depreciation and amortization             2,798        2,539       13,001
Adjustments to reconcile net (loss) to
net cash (used) by operating
activities:
(Increase) in due from shareholder        -            -           (105)
(Increase) in inventory                   -            -           (4,614)
Net cash (used) by operating            ----------  -----------  ------------
activities                                (20,213)     (30,795)    (119,889)
                                        ----------  -----------  ------------
Cash flows from investing activities
Purchase of fixed assets                  -            (5,889)     (8,937)
Web site development                      -            -           (19,100)
(Increase) in note receivable -
officer, director & shareholder           (10,000)     -           (20,000)
(Increase) in interest receivable -
officer, director & shareholder           (1,000)      -           (1,167)
Net cash (used) by investing            ----------  -----------  ------------
activities                                (11,000)     (5,889)     (49,204)
                                        ----------  -----------  ------------
Cash flows from financing activities
Increase in note payable                  25,000       -           25,000
Increase in interest payable              1,500        -           1,500
Increase in due from shareholder          525          -           525
Issuances of common stock                 -            -           142,245
Decrease in subscriptions receivable      3,775        16,000      -
Net cash provided by financing          ----------  -----------  ------------
activities                                30,800       16,000      169,270
                                        ----------  -----------  ------------
Net increase (decrease) in cash           (413)        (20,684)    177
Cash - beginning                          590          39,090      -
                                        ----------  -----------  ------------
Cash - ending                           $           $            $
                                          177          18,406      177
                                        ==========  ===========  ============
Supplemental disclosures:
Interest paid                           $           $            $
                                          -            -           -
                                        ==========  ===========  ============
Income taxes paid                       $           $            $
                                          -            -           -
                                        ==========  ===========  ============
Non-cash transactions:
Stock issued for services provided      $           $            $
                                          -            -           10,178
Number of shares issued for services    ==========  ===========  ============
                                          -            -           40,713
                                        ==========  ===========  ============
Stock issued for prepaid consulting     $           $            $
services                                  54,000       -           54,000
Number of shares issued for prepaid     ==========  ===========  ============
consulting services                       540,000      -           540,000
                                        ==========  ===========  ============



PAGE-5-



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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $192,349 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Fixed assets

As of June 30, 2002, the company had the following assets:

            Furniture & fixtures             $    199
            Jewelry equipment                $ 1,895
            Office equipment                 $ 5,872
            Shop equipment                   $    971
            Less: accumulated depreciation   $(2,978)
                                             ---------
               Total                         $ 5,959
                                             =========

The Company recorded depreciation expense in the amount of $888 during the six-month period ended June 30, 2002.

Note 4 - Web development costs

The Company has developed a website costing $19,100 which is capitalizable pursuant to EITF No. 00-2 "Accounting for Website Development Costs" as defined therein. The Company has recorded amortization expense in the amount of $1,910 during the six months ending June 30, 2002.



PAGE-6-



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (a Development Stage Company)
                              Notes


Note 5 - Notes receivable

On January 15, 2002, the Company loaned $10,000 to an officer & director of the Company for a period of two years at an interest rate of 10% per annum. As of June 30, 2002, the total amount of notes receivable due from an officer & director of the Company is $20,000 with accrued interest of $1,167.

Note 6 - Notes payable

On January 15, 2002, the Company executed a promissory note for $25,000 to a company for a period of one year at an interest rate of 12% per annum. During the period ended June 30, 2002, the Company accrued interest payable in the amount of $1,500. At the Company's discretion, the note can be paid back in cash or common stock at a price 30% less than the average of the three lowest bid price for the ten-day period preceding the date the note becomes due.

Note 7 - Stockholder's equity

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 540,000 shares of common stock valued at $54,000. Amounts included in expense were $54,000 for the six-month period ended June 30, 2002.

On February 28, 2002, the Company received $1,400 in cash to cancel a portion of the subscriptions receivable due from Ashford
Capital.

On March 20, 2002, the Company effectuated a 1:5 reverse stock split for all shareholders as of that date.

During the period ended June 30, 2002, the Company received a total of $2,375 in cash to cancel the entire balance in the subscriptions receivable due from Ashford Capital.

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

The Company paid consulting services to an officer and director of the Company in the amount of $400 for the period ended June
30, 2002.

The Company paid consulting services to another company wholly owned by the officers and directors of the Company in the amount of $2,750 for the six-month period ended June 30, 2002.

The Company hired B.M.M., LLC, a company wholly owned by the brother of one of the officers and directors, that company is also a shareholder. B.M.M., LLC has performed consulting services in the amount of $3,800 for the six months ended June 30, 2002.

The Company hired Denford Investments, LLC, a shareholder of the Company. Denford Investments, LLC has performed consulting services in the amount of $2,000 for the six-month period ended
June 30, 2002.

The Company paid Patrick Deparini, a shareholder of the Company, for consulting services in the amount of $6,300 for the six-month period ended June 30, 2002.

During the period ended June 30, 2002, the Company received a total of $525 from Ashford Capital, a shareholder of the Company, which is considered due to shareholder.



PAGE-7-



                  The Prestige Group.net, Inc.
                [formerly Prestige Jewelry, Inc.]
                  (a Development Stage Company)
                              Notes


Note 9 - Subsequent events

On July 16, 2002, there was a change in control from Ashford Capital to Airline Communications, Ltd. through a Stock Purchase Agreement whereby Ashford Capital transferred 2,660,000 shares of the Company's $0.001 par value common stock to Airline Communications, Ltd. Concurrently, the officers and the board of directors resigned and were replaced by Douglas G. Gregg and Paul
S. Sidey. In addition, the former officers and directors of the Company received all of the fixed assets and inventory of the Company as compensation and the promissory notes, the amount due from shareholder and the accrued interest was forgiven.

On August 5, 2002, the Company signed letter of intent with Paramount Financial Group (PFG) to acquire all of the issued and outstanding shares of PFG's common stock in exchange for the Company's $0.001 par value common stock. The officers, directors and shareholders of PFG are Douglas Gregg and Paul Sidey, who are the same officers, directors and shareholders of the Company.
PFG has two wholly owned subsidiaries, Paramount Mortgage Investments, Inc. (PMI) and Paramount Real Estate Investment Trust, Inc. (PREI), of which Mr. Gregg and Mr. Sidey are the officers and directors. As a result of the share exchange, PFG will merge with the Company and become the surviving entity and the Company will change its name to "Paramount Financial Group, Inc."












PAGE-8-



Item 2.        Management's Discussion and Analysis or Plan of
Operation

Forward-Looking Statements

     This Quarterly Report for The Prestige Group.Net, Inc. (the "Company") contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees, intense competition in our industry, changes in the regulation of our industry, seasonality of quarterly results, general economic downturns, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that my affect the Company's business, financial conditions, and results of operations and prospects.

General

     The Prestige Group.Net, Inc. (formerly known as "Prestige Jewelry, Inc.), was formed July 13, 1999, with the intention of establishing a web-centered jewelry, precious metals, gemstone and one-of-a-kind commerce center. We initially sought to use the Internet to generate brand awareness and recognition. We intended to develop a web site that provides an overview of our expected product lines. We have neither implemented this capacity nor begun to generate revenues.

     On August 5, 2002, we, Douglas G. Gregg and Paul S. Sidey, the sole shareholders of Paramount Financial Group, Inc. ("PFG"), a Colorado corporation, entered into a Letter of Intent regarding our proposed acquisition of PFG. PFG is a Denver, Colorado-based corporation that Mr. Gregg, our President and one of our directors, founded in 1996. PFG specializes in the development and placement of private debt financing and commercial equipment leasing transactions. Mr. Sidey, our Secretary and one of our directors, is also a shareholder, Secretary and a director of PFG. (See Part II, Item 5 - Other Information for a complete discussion of events subsequent to the end of the quarterly reporting period.)



PAGE-9-



     Our Company's common stock is quoted on the OTC Bulletin
Board under the symbol "PGPN."

Results of Operations

     Operations for the Three Months ended June 30, 2002, as compared to the Three Months ended June 30, 2001.

Revenues and Expenses

     We have generated no revenues since inception. During the three months ended June 30, 2002, our net loss per share was ($0.01), as compared to 2002, our net loss per share during the three months ended June 30, 2001, which was ($0.00).

     Total expenses for the three months ended June 30, 2002, were $31,3195. This represents an increase of $14,764, or 89%, in total expenses from the comparable three-month period ended June 30, 2001, when we reported total expenses of $16,632. Since July 13, 1999, the date of our inception, we have incurred $192,349 in total expenses. Total expenses for the period ended June 30, 2002 were entirely related to general and administrative expenses and depreciation and amortization.

     Operations for the Six Months ended June 30, 2002, as compared to the Six Months ended June 30, 2001.

Revenues and Expenses

     We have generated no revenues since inception. During the six months ended June 30, 2002, our net loss per share was ($0.02), as compared to 2002, our net loss per share during the six months ended June 30, 2001, which was ($0.00).

     Total expenses for the six months ended June 30, 2002, were $77,011. This represents an increase of $43,677, or 131%, in total expenses from the comparable six-month period ended June 30, 2001, when we reported total expenses of $33,334. Since July 13, 1999, the date of our inception, we have incurred $192,349 in total expenses.

Liquidity and Capital Resources

     As of the first quarter ended June 30, 2002, we had $177 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2002 fiscal year. Since our inception on June 13, 1999, the Company has incurred an accumulated deficit of $192,349. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2001, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the respective three-month periods ended March 31, 2002, and June 30, 2002, and the "going concern" issues remain. New management intends for the Company to seek private equity and/or debt capital in connection with our proposed acquisition of PFG and Woodlands S.A. Financial Services, Inc., to satisfy our obligations or to provide future working capital. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.



PAGE-10-



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

On August 1, 2002, Mr. Gregg was named as a defendant in a lawsuit styled, State of Idaho, Department of Finance, Securities Bureau, vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas G. Gregg, president and director, in his official and individual capacities; and J.L. "Rocky" Pfeffer, Jr., vice-president, in his official and individual capacities, and their agents and representatives, in the District Court of the Fourth Judicial District of the State of Idaho, in and for Ada County, Case No. CV OC 02059370. Plaintiff has alleged causes of action against the defendants for failure to register the securities offered or to register as broker-dealers or salesmen and violations of Idaho Securities Act Sections 30-1403(2) and 30-1403(2) (certain anti-fraud provisions of such Act). Plaintiff has requested the following relief: (i) defendants be found to have violated such Act, (ii) defendants be enjoined from any acts that would constitute violations of such Act, (iii) defendants be prohibited from using any exemptions under such Act without the prior written consent of the director of the Idaho Department of Finance, Securities Bureau, (iv) defendants return to the sole investor in Idaho of the $50,000 subscription that was sold, (v) defendants pay a civil penalty in the amount of $10,000 for each alleged violation of such Act, and
(vi) defendants pay plaintiff's attorney fees and costs. Mr. Gregg believes that the allegations set forth in the Complaint to be without merit. As of the date of this Quarterly Report, no responsive pleading was due and none has been filed.

Item 2.        Changes in Securities and Use of Proceeds

     None

Item 3.        Default Upon Senior Securities

     None

Item 4.        Submission of Matter to a Vote of Security Holders

     None

Item 5.        Other Information

     On June 13, 2002, Ashford Capital LLC, a California limited liability company ("Ashford") entered into a share purchase agreement (the "Purchase Agreement") with Airline Communications, Ltd., a Nevada corporation ("Airline"), whereby Airline agreed to purchase Ashford's 2,660,000 shares of common stock of the Company. On July 16, 2002, Ashford and Airline completed the transaction and Airline acquired the 60.92% controlling interest in the Company's common stock.



PAGE-11-



     In conjunction with the acquisition of a controlling interest in the common stock of the Company, on July 16, 2002, the Board of Directors elected Douglas G. Gregg and Paul S. Sidey to be members of the Board of Directors. Immediately thereafter, Joseph M. Dzierwa and Pamela J. Dzierwa resigned as Directors of the Company. Neither Mr. nor Ms. Dzierwa had, at the time of their resignations or at any prior time, any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Their resignations were solely to facilitate the change in control of the Company. In addition, on July 16, 2002, the Board of Directors elected Douglas G. Gregg as President and Acting Chief Financial Officer and Paul S. Sidey as Secretary.

     On August 5, 2002, the Company, Douglas G. Gregg and Paul S. Sidey, the sole shareholders of Paramount Financial Group, Inc. ("PFG"), a Colorado corporation, entered into a Letter of Intent regarding the acquisition of PFG by the Company. PFG is a Denver, Colorado-based corporation that Douglas G. Gregg, President and a director of the Company founded in 1996. PFG specializes in the development and placement of private debt financing and commercial equipment leasing transactions. In addition to such activities, PFG's two wholly-owned subsidiaries, Paramount Mortgage Investments, Inc. ("PMI") and Paramount Real Estate Investment Trust, Inc. ("PREI"), both Colorado corporations established by Mr. Gregg in 2002, engage in residential and commercial mortgage investments and commercial real estate transactions. Douglas G. Gregg, President and a director of the Company is also the majority shareholder, President, and a director of PFG and President and a director of each of PMI and PREI. Paul S. Sidey, Secretary and a director of the Company is also a shareholder, Secretary and a director of PFG, and Secretary and a Director of PMI and PREI. A closing of the Company's proposed acquisition of PFG is subject to the parties negotiating final terms and conditions of the proposed acquisition, negotiating and executing the definitive acquisition agreements, satisfactorily completing due diligence investigations, and other standard conditions precedent to transactions of such nature and magnitude. As of the date of this Quarterly Report, the Company can not provide assurances that its proposed acquisition of PFG will close.

     The Company is also currently in discussions with the owners of Woodlands S.A. Financial Services, Inc. ("Woodlands") regarding a proposed acquisition of Woodlands by the Company. Woodlands' principals are primarily engaged in the business of providing financial planning services to private individuals. A closing of the Company's proposed acquisition of Woodlands is subject to the parties negotiating final terms and conditions of the proposed acquisition, negotiating and executing the definitive acquisition agreements, satisfactorily completing due diligence investigations, and other standard conditions precedent to transactions of such nature and magnitude. As of the date of this Quarterly Report, the Company can not provide assurances that its proposed acquisition of Woodlands will close.

     Management of the Company believes that, if the proposed acquisitions, as described above, are completed, it will initiate the Company's plan to focus its operations on various aspects of the financial services sector, including residential and commercial mortgages, equipment leasing and financing, investments in real estate, and such other opportunities that might arise.



PAGE-12-



Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit
     Number                        Description

     10.1 Purchase Agreement, dated June 13, 2002, by and between
               Ashford Capital LLC and Airline Communications, Ltd., which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.1 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     10.2 Secured Promissory Note of Airline Communications, Ltd. and
               Woodlands S.A. Financial Services, Inc., dated July 16, 2002, which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.2 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     10.3 Security Agreement, dated July 16, 2002, by and among
               Airline Communications, Ltd. and Woodlands S.A. Financial Services, Inc. and Ashford Capital LLC, which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit
               99.3 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     10.4 Letter of Intent, dated August 5, 2002, by and among Douglas G. Gregg and Paul S. Sidey and The Prestige Group.Net, Inc. which was filed with the Securities and Exchange Commission on August 5, 2002, as Exhibit 99.4 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     (b)  Reports on Form 8-K.

          (1)  On July 25, 2002, the Company filed a Current Report on Form
               8-K, which disclosed the (1) the Purchase Agreement, dated June 13, 2002, and other related agreements dated as of the closing on July 16, 2002, entered into by and between Airline Communications, Ltd., ("Airline"), Woodlands S.A. Financial Services, Inc. ("Woodlands"), and Ashford Capital LLC ("Ashford") whereby Airline acquired of all of the Company's common stock owned by Ashford, representing approximately 61% of issued and outstanding stock of the Company; (2) the discussions between the Company and Paramount Financial Group, Inc. ("Paramount") and Woodlands, concerning the acquisition of all of the issued and outstanding capital stock of Paramount and Woodlands, respectively, by the Company; and (3) the resignation of the Company's officers and directors and the election of new officers and directors in conjunction with the change of control of the Company.

          (2) On July 26, 2002, the Company filed a Current Report on Form 8-K/A, which disclosed further information concerning the (1) the Purchase Agreement, dated June 13, 2002, and other related agreements dated as of the closing on July 16, 2002, entered into by and between Airline Communications, Ltd., ("Airline"), Woodlands S.A. Financial Services, Inc. ("Woodlands"), and Ashford Capital LLC ("Ashford") whereby Airline acquired of all of the Company's common stock owned by Ashford, representing approximately 61% of issued and outstanding stock of the Company;
               (2) the discussions between the Company and Paramount Financial Group, Inc. ("Paramount") and Woodlands, concerning the acquisition of all of the issued and outstanding capital stock of Paramount and Woodlands, respectively, by the Company; and (3) the resignation of the Company's officers and directors and the election of new officers and directors in conjunction with the change of control of the Company.

          (3)  On August 6, 2002, the Company filed a Current Report on
               Form 8-K disclosing the signing of a Letter of Intent by and between the Company and shareholders of Paramount, whereby the Company proposed to acquire all of the issued and outstanding capital stock of Paramount. The proposed transaction would also result in ownership by the Company of two wholly-owned subsidiaries of Paramount, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc.



PAGE-13-



                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE PRESTIGE GROUP.NET, INC.


Dated:  August 13, 2002          By: /s/ Douglas G. Gregg
                                    ----------------------
                                   Douglas G. Gregg
                                   President, Director and Acting
                                   Principal Accounting and Chief
                                   Financial Officer















PAGE-14-