Form 10QSB
period 2002-09-30
PARAMCO FINANCIAL GROUP INC
filed 2002-12-09
CIK 1103406

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

     Commission File Number:  000-32495

                PARAMCO FINANCIAL GROUP, INC.
             -----------------------------------
              (Name of small business issuer as
                  specified in its charter)

         Nevada                                 88-0441287
      ------------                            ---------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

  4610 So. Ulster Street, Suite 150, Denver, Colorado 80237
 ------------------------------------------------------------
     (Address of principal executive offices / Zip Code)

                      (720) 528-7303
                    -------------------
                 (Issuer's telephone number)

                 The Prestige Group.Net, Inc.
              -----------------------------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,333,678 as of November 11, 2002.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]




PAGE-1-




PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements





















PAGE-2-




               PARAMCO FINANCIAL GROUP, INC.
 (formerly Prestige Group.net, Inc. and Prestige Jewelry,
                           Inc.)
                CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2002
                        (UNAUDITED)


                        Assets
                       --------


Current assets:
  Cash                                         $    175,101
  Investments in marketable securities -             16,040
available for sale
  Prepaid expenses                                   12,000
  Other current assets                                  535

         Total assets                          $    203,676




       Liabilities and stockholders' deficit
      ---------------------------------------


Current liabilities:
  Accrued expenses                             $     88,312
  Note payable to related parties                     3,400
  Notes payable                                      20,000
  Promissory notes payable                          659,000

        Total current liabilities                   770,712

Stockholders' deficit:
Preferred stock, $0.001 par value, 4,869,000
  unclassified shares authorized, none issued
                                                          -
Series A convertible Preferred Stock $0.001
par value per share,
 131,000  shares authorized, none issued
                                                          -
Common stock, $0.001 par value, 50,000,000
  shares authorized, 7,206,107 issued and             7,207
outstanding
Additional paid-in capital                          120,024
Accumulated deficit                               (463,577)
Accumulated other comprehensive loss:
  Unrealized loss on securities available for     (230,690)
sale

        Total Stockholders' deficit               (567,036)

        Total liabilities and stockholders'    $    203,676
deficit




PAGE-3-




                    PARAMCO FINANCIAL GROUP, INC.
   (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
               CONSOLIDATED STATEMENTS OF OPERATIONS)
                             (UNAUDITED)

                                 Three month period            Nine month
                                        ended                 period ended
                                    September 30,             September 30,
                                  2002        2001           2002        2001

Net revenue                 $        -   $       -      $  66,139   $ 126,848


Cost of revenue
                                     -           -              -           -

Gross profit                                               66,139     126,848
                                     -           -

Operating expenses             263,491       2,591        417,929     127,111


Loss from operations          (263,491)     (2,591)      (351,790)       (263)


Other income (expense):
  Litigation settlement        (60,000)          -        (60,000)          -

  Interest expense              (3,126)          -         (6,525)          -

  Miscellenous expense         (13,776)          -        (28,823)          -


Net loss                      (340,393)     (2,591)      (447,138)       (263)


Other comprehensive loss:
    Unrealized loss on        (230,690)          -       (230,690)          -
investments available for
sale

Comprehensive Loss         $  (571,083)   $ (2,591)    $ (677,828)    $  (263)


Basic and diluted net      $     (0.05)   $  (0.00)    $    (0.07)    $ (0.00)
loss per share:

Basic and diluted weighted
average
   shares outstanding        6,291,953   1,562,500      6,047,353   1,562,500



   Basic and diluted weighted average shares outstanding have been restated for 2001 to affect the recapitalization upon reverse merger on September 10, 2002.


   Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:5 reverse stock split for all shareholders on March 20, 2002.




PAGE-4-




              PARAMCO FINANCIAL GROUP, INC.
 (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)

                                         Nine month period
                                               ended
                                            September 30,
                                           2002        2001
   OPERATING ACTIVITIES
    Net loss                        $  (447,138)   $   (263)

    Adjustments to reconcile net
    loss to net cash
    used in operations:
    Issuance of stocks for              126,924           -
    consulting services &
    compensation
    (Increase) / decrease in
    current assets
      Prepaid expenses                 (12,000)           -
      Other assets                        (535)           -
     Increase /(decrease) in
    current liabilities
      Accrued expenses                   43,647           -
   Net cash used in operating          (289,102)       (263)
   activities

   INVESTING ACTIVITIES
    Cash balance with the                42,943           -
    acquired subsidiary
    Purchase of marketable             (246,730)          -
    securities
   Net cash used in investing          (203,787)          -
   activities

   FINANCING ACTIVITIES
    Proceeds from notes payable           8,400           -
    Proceeds from issuance of           659,000           -
    debentures
   Net cash provided by financing       667,400           -
   activities

   Net increase (decrease) in cash      174,511        (263)
   and cash equivalents
   Cash and cash equivalents,               590         366
   beginning balance
   Cash and cash equivalents,       $   175,101   $     103
   ending balance





PAGE-5-





                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2001 were filed on March 28, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Effective September 10, 2002, the Company is no longer a development stage Company.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Paramco Financial Group, Inc. and its 100% wholly owned subsidiaries Paramco Mortgage Corporation (PMC) and Paramco Investments, Inc. (PII). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Paramco Financial Group, Inc. (PFGI) by the
Company on September 10, 2002, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of PFGI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition. The historical results for the nine-month period ended September 30, 2002 include the Company (from the date of acquisition), PFGI, PMC and PII, while the historical results for the nine-month period ended September 30, 2001 include only PFGI.

Note 3 - Recent pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The   Company  does  not  expect  that  the  adoption  of   above
pronouncements will have a material effect on its earnings or financial position.




PAGE-6-




                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of
debt   as  extraordinary  unless  they  meet  the  criteria   for
extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a
Segment   of   a   Business,  and  Extraordinary,   Unusual   and
Infrequently  Occurring Events and Transactions.  SFAS  145  also
requires    sale-leaseback   accounting   for    certain    lease
modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

Note 4 - Investments in marketable securities - available for sale

During the nine month period ended September 30, 2002, the Company invested in shares of EMB Corporation, a publicly traded company. Following is a summary of investment in shares classified as available for sale as on September 30, 2002:

                                                          Gross
                      Cost Basis       Fair Value          loss
                    --------------   --------------  --------------
Marketable equity
securities-
Common stock         $  246,730        $   16,040      $  230,690

The Company has recorded the decline in market value as a temporary loss. Accordingly, a loss of $230,690 has been recognized as the unrealized loss and reflected as other comprehensive loss in the statement of Operations for the period ended September 30, 2002. The change in net unrealized holding loss on securities available for sale that has been included as a separate component of stockholders' equity for the period ended September 30, 2002 was $230,690.

Note 5 - Promissory notes payable:

During the nine month period ended September 30, 2002, PFGI issued secured promissory notes amounting $659,000. The promissory notes carry an interest rate of 6% per annum and are due in twelve months. The interest is payable on a monthly basis and the principal will be repaid at the end of the term. All or part of loan proceeds may be rolled for an additional one-year term under the same terms and conditions as first year.
Principal is secured by the Company owned publicly traded preferred stock of EMB Corporation. The promissory notes are additionally secured by 500,000 common shares of the Company and 1,000,000 privately held common shares of the Company.

The notes shall, at the option of the holder thereof, be immediately due and payable upon failure to make any payment due or for breach of any condition of any security interest, mortgage, pledge agreement or guaranty granted as collateral security for the notes or breach of any condition of any security agreement or mortgage, if any, having a priority over any security agreement or mortgage on collateral granted, in whole or in part, as collateral security for the notes or upon the filing of an assignment for the benefit of creditors, bankruptcy, or for relief under any provisions of the Bankruptcy Code; or by suffering an involuntary petition in bankruptcy or receivership not vacated within thirty days.



PAGE-7-



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Stockholder's equity

All shares and per share amounts have been retroactively restated to reflect the splits discussed below.

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 540,000 shares of common stock valued at $54,000. Amounts included in expenses were $54,000 for the six-month period ended June 30, 2002.

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

On September 10, 2002, the Company acquired 100% issued and outstanding shares of Paramount Financial Group, Inc. by issuing
1,562,500 shares of common stock of the Company.

During the three month period ended September 30, 2002, the Company issued 1,277,114 shares of common stock for consulting fees and compensation of $126,924. Included in the consulting fees are 454,545 shares of common stock issued to an officer of the Company for the compensation amounting $31,818. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Note 7 - Basic and diluted net loss per share

Basic and diluted net loss per share for the nine-month period ended September 30, 2002 and 2001 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 8 - Supplemental disclosure of cash flows

The  Company  prepares  its statements of cash  flows  using  the
indirect   method  as  defined  under  the  Financial  Accounting
Standard No. 95.

Cash  flow  statements for the nine-month period ended  September
30,  2002  does not include the effects of issuance  of  1,562500 shares of common stock in the period ended September 30, 2002 for acquisition of Paramount Financial Group, Inc.

The  Company paid $0 for income tax during the nine-month periods ended  September  30,  2002 and 2001. The  Company  paid  $0  for interest  during the nine-month periods ended September 30,  2002 and 2001.



PAGE-8-




                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related party transactions

On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. B.M.M., LLC is a company wholly owned by the brother of one of the officers and directors of the Company at that time. Denford Investments, LLC is a shareholder of the Company. Each entity provided consulting services for the Company for a period of 6 months from the date of execution of the agreement and received a total of 540,000 shares of common stock valued at $54,000.

The Company paid consulting services to an officer and director of the Company in the amount of $400 for the period ended June
30, 2002.

The Company paid $2,750 for consulting services to another company wholly owned by the officers and directors of the Company for the six-month period ended June 30, 2002.

The Company hired B.M.M., LLC, a company wholly owned by the brother of one of the officers and directors of the Company at that time. B.M.M., LLC has performed consulting services in the amount of $3,800 for the six months ended June 30, 2002.

The  Company hired Denford Investments, LLC, a shareholder of the
Company.   Denford  Investments,  LLC  has  performed  consulting
services  in the amount of $2,000 for the six-month period  ended
June 30, 2002.

The Company paid Patrick Deparini, a shareholder of the Company, for consulting services in the amount of $6,300 for the six-month period ended June 30, 2002.

During the period ended June 30, 2002, the Company received a total of $525 from Ashford Capital, a shareholder of the Company.

During the three month period ended September 30, 2002, the Company issued 454,545 shares of common stock to an officer of the Company for the compensation amounting $31,818.

Note 10 - Acquisition

On July 16, 2002, there was a change in control from Ashford Capital to Airline Communications, Ltd. through a Stock Purchase Agreement whereby Ashford Capital transferred 2,660,000 shares of the Company's $0.001 par value common stock to Airline Communications, Ltd. Concurrently, the officers and the board of directors resigned and were replaced by the officers of Airline Communications, Ltd. In addition, the former officers and directors of the Company received all of the fixed assets and inventory of the Company and adjusted the promissory notes, the amount due from shareholder and the accrued interest as a part of the acquisition transaction.

As a part of the above transaction, the Company, on September 10, 2002, closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Paramco Financial Group, Inc., a Colorado corporation (formerly Paramount Financial Group, Inc.) ("PFGI") from Douglas G. Gregg and Paul S. Sidey. In exchange for all of the shares common stock of PFGI, the Company issued an aggregate of 1,562,500 shares of its restricted common stock, comprised of 1,462,500 shares to Douglas
G. Gregg and 100,000 shares to Paul S. Sidey, officers of the Company. Douglas G. Gregg, President, acting Chief Financial Officer and a director of the Company, is also the President and a director of each of PFGI and its two subsidiaries, Paramount Mortgage Investments, Inc. ("PMI") and Paramount Real Estate Investment Trust, Inc. ("PREI"). Paul S. Sidey, Secretary and a director of the Company, is also the Secretary and a director of each of PFGI, PMI and PREI. PFGI was incorporated on April 4, 1996 and is a corporate financial services firm specializing in the development and placement of commercial equipment leasing transactions and assisting clients with their capital formation needs.



PAGE-9-




                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of PFGI controlled majority of the total shares of Common Stock of the Company outstanding immediately following the acquisition. The officers and directors of the Company at the time of acquisition resigned their positions and the shareholders of PFGI assumed control of the two entities. The financial statements of legal acquiree are not significant, therefore, no pro forma financial information is submitted.

On September 27, 2002, PFGI filed an Amendment to its Articles of Incorporation with the Colorado Secretary of State to change its name to Paramco Financial Group, Inc. Thereafter, on October 18, 2002, Paramco Financial Group, Inc. was merged with and into its parent, the Company, and the Company changed its name to Paramco Financial Group, Inc. On October 17, 2002, the subsidiaries of the Company, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc. changed their names to Paramco Mortgage Corporation and Paramco Investments, Inc., respectively.

Note 11 - Commitments and litigations

Commitments:

On August 14, 2002, the Company signed an agreement with a consultant for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is for a three-year period. Under the agreement, the Company will pay the consultant, a total sum of $1,500,000 in installments, by issuance of shares of the Company's Common stock valued at the fair market price on the stock exchange on which the shares of the Company are being traded. The installments shall be subject to the following terms:

a) Within fifteen days of the execution of the agreement, the Company shall deliver 200,000 shares of common stock valued at 29,740.

b) Before December 1, 2002, and every three month thereafter, through August 15, 2002, the Company shall deliver to the Consultant shares of the Company's common stock equal to $100,000.

c) On or before August 15, 2002, the Company shall deliver to the Consultant shares of the Company's common stock equal to $300,000.

On August 14, 2002, the Company signed an agreement with a consultant for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is through December 31, 2003. Under the agreement, the Company will pay the consultant fees in the form of 220,000 shares of the Company's Common stock valued at $30,514.

On September 19, 2002, the Company signed an agreement with a consultant for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is through August 31, 2003. Under the agreement, the Company will pay the consultant fees in the form of 200,000 shares of the Company's Common stock valued at $29,740.

The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.



PAGE-10-




                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Litigations:

On August 1, 2002, Mr. Gregg, the president of the Company, was named as a defendant in a lawsuit styled, State of Idaho, Department of Finance, Securities Bureau, vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas G. Gregg, president and director, in his official and individual capacities; and J.L. "Rocky" Pfeffer, Jr., vice-president, in his official and individual capacities, and their agents and representatives, in the District Court of the Fourth Judicial District of the State of Idaho, in and for Ada County, Case No. CV OC 02059370. Plaintiff has alleged causes of action against the defendants for failure to register the securities offered or to register as broker-dealers or salesmen and violations of Idaho Securities Act Sections 30-1403(2) and 30-1403(2) (certain anti-fraud provisions of such Act). Plaintiff has requested the following relief: (i) defendants be found to have violated such Act, (ii) defendants be enjoined from any acts that would constitute violations of such Act, (iii) defendants be prohibited from using any exemptions under such Act without the prior written consent of the director of the Idaho Department of Finance, Securities Bureau, (iv) defendants return to the sole investor in Idaho of the $50,000 subscription that was sold, (v) defendants pay a civil penalty in the amount of $10,000 for each alleged violation of such Act, and
(vi) defendants pay plaintiff's attorney fees and costs. In early November, 2002 Douglas G. Gregg, individually and on behalf of Paramount Financial Group, Inc. ("Paramount"), executed a Settlement Agreement with the Idaho Department of Finance, Securities Bureau. The terms of such settlement are as follows:
(i) Paramount returned the $50,000 subscription, plus interest accrued through October 31, 2002, to the sole investor residing in Idaho; (ii) Paramount paid a civil penalty of $10,000 to the Idaho Department of Finance; (iii) Paramount and Mr. Gregg
admitted to the allegation of count 1, that of selling an unregistered security to one resident of the State of Idaho; (iv) neither Paramount nor Mr. Gregg admitted or denied the allegations of the remaining counts and the Idaho Department of Finance agreed not pursue any of those counts; and (v) Paramount and Mr. Gregg are permanently enjoined from selling unregistered securities in the State of Idaho without the prior written consent of the Idaho Department of Finance. The stipulated order effectuating this settlement was entered by the Court on November 12, 2002.

Note 12 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2002, the Company has accumulated operating losses of $463,577 since inception, including a net loss of $447,138 for the nine-month period ended September 30, 2002. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.







PAGE-11-




Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     This Quarterly Report for Paramco Financial Group, Inc. (the "Company") contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management's' ability to raise capital in the future, the retention of key employees, intense competition in our industry, changes in the regulation of our industry, seasonality of quarterly results, general economic downturns, and other risks detailed from time to time in the Company's filings with the Securities and Exchange (the "SEC").

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

Recent Changes in Business Strategy, Change in Control and
Change in Corporate Structure

     On July 13, 1999, the Company was incorporated in the State of Nevada under the name "Prestige Jewelry, Inc." and on February 4, 2002 its name was changed to "The Prestige
Group.Net, Inc."  On July 16, 2002, Ashford Capital LLC, a
California limited liability company ("Ashford"), sold
2,660,000 shares of our common stock to Airline
Communications, Ltd., a Nevada corporation ("Airline").
This stock represented 60.92% of the total issued and outstanding common stock of the Company and constituted a change of control of the Company.

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



PAGE-12-




     Both Messrs. Gregg and Sidey were also directors, officers and shareholders of Airline at the time of the change of control and their election as officers and directors of the Company.

      At that same time, we abandoned the intended focus of our business from a web-centered jewelry, precious metals, gemstone and one-of-a-kind commerce center, which was never implemented, and adopted a business strategy - a financial services firm, specifically, mortgages, equipment financing and leasing, business financing, and investments in mortgages and real property through a Real Estate Investment Trust. In order to effectuate this business plan, we commenced a program of acquiring established businesses that operate in the financial services marketplace.

     On September 10, 2002, we acquired Paramount Financial Group, Inc. ("Paramount") a Denver, Colorado-based corporation that Douglas G. Gregg, our President and one of our directors, founded in 1996. Paramount specializes in the development and placement of private debt financing and commercial equipment leasing transactions. Mr. Sidey, our Secretary and one of our directors, is also a shareholder, Secretary and a director of Paramount. The transaction provided for us to acquire 5,000,000 shares of common stock of Paramount, which constitutes all of the issued and outstanding capital stock of Paramount. In exchange therefor, we issued 1,462,500 shares of our common stock to Douglas G. Gregg and 100,000 shares of our common stock of Paul S. Sidey. At the time of its acquisition, Paramount also was structured with two wholly owned subsidiaries, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc. Although neither of these subsidiaries was operational at the time of the acquisition, both are poised to implement operations in the mortgage banking and real estate and mortgage investment business, respectively.

     On September 27, 2002, Paramount filed an Amendment to its Articles of Incorporation with the Colorado Secretary of State to change its name to Paramco Financial Group, Inc. Thereafter, on October 18, 2002, Paramco Financial Group, Inc. was merged with and into its parent, the Company, and the Company changed its name to Paramco Financial Group, Inc. Articles of Merger were filed with the Nevada Secretary State and the Colorado Secretary of State on October 7, 2002 and October 29, 2002, respectively, both with the October 18, 2002 effective date.

     On October 17, 2002, our subsidiaries, Paramount
Mortgage Investments, Inc. and Paramount Real Estate
Investment Trust, Inc. changed their names to Paramco
Mortgage Corporation and Paramco Investments, Inc., respectively.

     On September 5, 2002, the Company has entered into a Letter of Intent to acquire Wall Street Mortgage Corporation ("WSMC"), a Texas limited liability company, based in Irving, Texas. WSMC is a residential mortgage broker doing business in Texas and four other states. On September 24, 2002, we entered into a Letter of Intent to acquire Woodlands S.A. Financial Services, Inc. ("Woodlands"), a Texas corporation, based in San Antonio, Texas. Woodlands provides financing for medical, credit card and other like receivables.

     The closing of each of these acquisitions is subject to the parties negotiating final terms and conditions of the proposed acquisitions, negotiating and executing the definitive acquisition agreements, satisfactorily completing due diligence investigations, and other standard conditions precedent to transactions of such nature and magnitude. As of this date, due diligence investigations of the business and financial records of WSMC and Woodlands are under way; however, we can not provide assurances that either of the proposed acquisitions will close.

     Our Company's common stock is quoted on the OTC
Bulletin Board under the symbol "PFLG."



PAGE-13-




Results of Operations

     The acquisition by the Company of Paramco Financial Group, Inc. (formerly Paramount Financial Group, Inc.) and its subsidiaries, on September 30, 2002, was treated as a reverse acquisition for accounting purposes and the historical results reflected in the financial statements and discussed herein are those of the entity formerly known as Paramount Financial Group, Inc.

Operations for the Three Months ended September 30, 2002, as compared to the Three Months ended September 30, 2001.

Revenues

During the three months ended September 30, 2002 we had no revenues nor did we have revenues in the same period for the prior year

Expenses

Operating expenses for the three months ended September
30, 2002, were $263,491. This represents an increase of $260,900, or 10,069%, in total expenses from the comparable three-month period ended September 30, 2001, when we reported total expenses of $2,591. Total expenses, including operating expenses and those pertaining to litigation settlement, interest and other miscellaneous expenses for the three-month period ended September 30, 2002 were $340,393, This represents an increase of $337,802, or 13,037%, from the comparable three-month period ended September 30, 2001 when we reported total expenses of $2,591. Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, but one having operations, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2001 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Net Profit (Loss)

During the three months ended September 30, 2002, our comprehensive loss per share was $571,083 or ($0.05) per share, as compared the our comprehensive loss per share during the three months ended September 30, 2001 of $2,591 or ($0.00) per share. Approximately forty percent of this loss, $230,690, was accrued as unrealized loss on investments available for sale. Historical results from 2001 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Operations for the Nine Months ended September 30, 2002, as compared to the Nine Months ended September 30, 2001.

Revenues

Revenues decreased by$60,709, or 47.8%, to $66,139 for the nine-month period ended September 30, 2002, compared to $126,848 for the nine-month period ended September 30, 2002.

Expenses

Operating expenses for the nine months ended September
30, 2002, were $417,929. This represents an increase of $290,818, or 228%, in operating expenses from the comparable nine-month period ended September 30, 2001, when we reported operating expenses of $127,111. Total expenses, including operating expenses and those pertaining to litigation settlement, interest and other miscellaneous expenses for the nine-month period ended September 30, 2002 were $447,138, This represents an increase of $320,027, or 2517%, from the comparable nine-month period ended September 30, 2001 when we reported total expenses of $127,111. Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, but one having operations, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2001 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Net Profit (Loss)

During the nine months ended September 30, 2002, our comprehensive loss per share was $677,828 or ($0.07) per share, as compared the our comprehensive loss per share during the nine months ended September 30, 2001 of $263 or ($0.00) per share. Approximately forty percent of this loss, $230,690, was accrued as unrealized loss on investments available for sale. Historical results from 2001 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.




PAGE-14-




Liquidity and Capital Resources

     In the nine-month period ended September 30, 2002, net cash of $289,102 was used by operating activities as compared to September 30, 2001, when operating activities used $263. During the nine-month period September 30, 2002, investing activities used net cash of $203,787, as compared to no cash used in investing activities in the nine-month period ended September 30, 2001. Net cash of $667,400 was provided by financing activities during the nine-month period ended September 30, 2002. This compared to no cash provided by financing activities during the same period ended September 30, 2001. The cash provided by financing came from the sale of promissory notes by the entity formerly known as Paramount Financial Group, Inc., substantially all of which were consummated prior to its acquisition by the Company.


     As of the third quarter ended September 30, 2002, we had $175,101 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2002 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $463,577. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2001, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the respective three-month periods ended March 31, 2002, June 30, 2002 and September 30, 2002, and the "going concern" issues
remain.   We intend for the Company to seek private equity and/or
debt capital to initiate our mortgage operations by Paramco Mortgage Corporation and our investment operations by Paramco Investments, Inc. In addition, our proposed acquisition of WSMC and Woodlands, if consummated, would provide some additional future working capital. There can be no assurances that any such capital will be available on terms acceptable to us, or at all.
However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.




PAGE-15-




Item 3.        Controls and Procedures

Quarterly evaluation of the company's Disclosure Controls and Internal Controls.

     Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing immediately following the Signatures section of this Quarterly Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

     The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.




PAGE-16-




Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.




PAGE-17-




PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     On August 1, 2002, Mr. Gregg was named as a defendant in a lawsuit styled, State of Idaho, Department of Finance, Securities Bureau, vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas G. Gregg, president and director, in his official and individual capacities; and J.L. "Rocky" Pfeffer, Jr., vice-president, in his official and individual capacities, and their agents and representatives, in the District Court of the Fourth
Judicial District of the State of Idaho, in and for Ada County, Case No. CV OC 02059370. Plaintiff has alleged causes of action against the defendants for failure to register the securities offered or to register as broker-dealers or salesmen and violations of Idaho Securities Act Sections 30-1403(2) and 30-1403(2) (certain anti-fraud provisions of such Act). Plaintiff has requested the following relief: (i) defendants be found to have violated such Act, (ii) defendants be enjoined from any acts that would constitute violations of such Act, (iii) defendants be prohibited from using any exemptions under such Act without the prior written consent of the director of the Idaho Department of Finance, Securities Bureau, (iv) defendants return to the sole investor in Idaho of the $50,000 subscription that was sold, (v) defendants pay a civil penalty in the amount of $10,000 for each alleged violation of such Act, and (vi) defendants pay plaintiff's attorney fees and costs. On November 6, 2002 Douglas G. Gregg, individually and on behalf of Paramount Financial Group, Inc. ("Paramount"), executed a Settlement Agreement with the Idaho Department of Finance, Securities Bureau. The terms of such settlement are as follows: (i) Paramount returned the $50,000 subscription, plus interest accrued through October 31, 2002, to the sole investor residing in Idaho;
(ii) Paramount paid a civil penalty of $10,000 to the Idaho Department of Finance; (iii) Paramount and Mr. Gregg admitted to the allegation of count 1, that of selling an unregistered security to one resident of the State of Idaho;
(iv) neither Paramount nor Mr. Gregg admitted or denied the allegations of the remaining counts and the Idaho Department of Finance agreed not to pursue any of those counts; and (v) Paramount and Mr. Gregg are permanently enjoined from selling unregistered securities in the State of Idaho without the prior written consent of the Idaho Department of Finance. The stiplulated Court order effectuating this settlement is expected to be entered shortly.

Item 2.        Changes in Securities and Use of Proceeds

     On or about September 17, 2002, we issued 1,462,500
shares of our common stock to Douglas G. Gregg and 100,000 shares of our common stock to Paul S. Sidey in connection with the acquisition of Paramount. Contemporaneously therewith, we issued 454,545 shares of our common stock to Paul S. Sidey in connection with cancellation of debt of Paramount to Mr. Sidey for services rendered to Paramount.
These stock transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     From on or about August 13, 2002 through September 30, 2002, we issued an aggregate of 821,532 shares of our common stock to third parties in connection with consulting agreements. The shares of common stock were issued pursuant to our 2002 Stock Plan and had been registered with the SEC by means of the Registration Statement on Form S-8, which was filed with the SEC and became effective on August 6, 2002.

Item 3.        Default Upon Senior Securities

     None

Item 4.        Submission of Matter to a Vote of Security Holders

     None

Item 5.        Other Information

     None




PAGE-18-




Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit
     Number                        Description

     3.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred
               Stock of the Company filed with the Nevada
               Secretary of State on October 1, 2002, which was filed with the Securities and Exchange Commission on October 18, 2002, as Exhibit
               3.1 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     3.2 Articles of Merger filed with the Nevada Secretary of State on October 7, 2002, providing for the merger of Paramco Financial Group, Inc. a Colorado corporation, a wholly owned subsidiary of the Company, with and into the Company, and also including an Amendment to Articles of Incorporation changing the Company's name to Paramco Financial Group, Inc., all to be effective as of October 18, 2002, which were filed with the Securities and Exchange Commission on October 18, 2002, as Exhibit 3.2 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     10.5 Purchase Agreement by and among The Prestige Group.Net, Inc., Douglas G. Gregg and Paul S. Sidey dated September 10, 2002, which was filed with the Securities and Exchange Commission on September 12, 2002, as Exhibit
               10.5 to the Company's Current Report on Form
               8-K is hereby incorporated by this reference.

     99.1 Purchase Agreement, dated June 13, 2002, by and between
               Ashford Capital LLC and Airline Communications, Ltd., which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.1 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.2      Secured Promissory Note of Airline
               Communications, Ltd. and Woodlands S.A.
               Financial Services, Inc., dated July 16,
               2002, which was filed with the Securities and Exchange Commission on July 25, 2002, as
               Exhibit 99.2 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.3 Security Agreement, dated July 16, 2002, by and among Airline Communications, Ltd. and Woodlands S.A. Financial Services, Inc. and Ashford Capital LLC, which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.3 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.4 Letter of Intent, dated August 5, 2002, by and among Douglas G. Gregg and Paul S. Sidey and The Prestige Group.Net, Inc. which was filed with the Securities and Exchange Commission on August 5, 2002, as Exhibit 99.4 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.5 Press Release by The Prestige Group.Net, Inc., dated August 6, 2002, concerning the Letter of Intent, dated August 5, 2002, by and between The Prestige Group.Net, Inc., Douglas G. Gregg and Paul S. Sidey, which was filed with the Securities and Exchange Commission on August 5, 2002, as Exhibit 99.5 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.




PAGE-19-




     99.5.1    Agreement for Consulting Services, dated August
               14, 2002, by and between The Prestige Group.Net, Inc. and Trufello Associates Limited, which was filed with the Securities and Exchange Commission on August 16, 2002, as
               Exhibit 99.5 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.6 Letter of Intent dated September 5, 2002, by and between The Prestige Group.Net, Inc., and Boyd Basham, which was filed with the Securities and Exchange Commission on September 9, 2002, as Exhibit 99.6 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.7 Press Release by The Prestige Group.Net, Inc., dated
               September 10, 2002, concerning the Letter of Intent dated
               September 5, 2002, by and     between The Prestige
               Group.Net, Inc., and Boyd Basham, which was filed with the Securities and Exchange Commission on September 9, 2002, as
               Exhibit 99.7 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.8 Press Release by The Prestige Group.Net, Inc., dated
               September 13, 2002, concerning the acquisition of Paramount Financial Group, Inc. by The Prestige Group.Net, Inc., which was filed with the Securities and Exchange Commission on September 12, 2002, as Exhibit 99.8 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.9 Letter of Intent dated September 24, 2002 by and between The Prestige Group.Net, Inc.,
               Michael S. Goodlett and Terrance Riely,
               which was filed with the Securities and
               Exchange Commission on October 1, 2002, as
               Exhibit 99.9 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.10 Press Release by The Prestige Group.Net, Inc., dated October 1, 2002, concerning the Letter of Intent dated September 24, 2002 by and between The Prestige Group.Net, Inc., Michael S. Goodlett and Terrance Riely, which was filed with the Securities and Exchange Commission on October 1, 2002, as Exhibit
               99.10 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.

     99.11 Press Release by The Prestige Group.Net, Inc., dated October 18, 2002, concerning the merger of Paramco Financial Group, Inc. a Colorado corporation, a wholly owned subsidiary of the Company, with and into the Company, the change of name of the Company, a Nevada corporation, to Paramco Financial Group, Inc., and the change of trading symbol and CUSIP number, which was filed with the Securities and Exchange Commission on October 18, 2002, as Exhibit 99.11 to the Company's Current Report on Form 8-K is hereby incorporated by this reference.




PAGE-20-




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

          (4) On August 16, 2002, the Company filed a Current Report on Form 8-K disclosing the Consulting Agreement, dated August 14, 2002, by and between the Company and Trufello Associates Limited.

          (5) On August 16, 2002, the Company filed a Current Report on Form 8-K disclosing (1) the dismissal on August 13, 2002 of its independent accountant G. Brad Beckstead CPA and (2) the appointment of Kabani & Company, Inc. as its new independent accountants.

          (6) On August 30, 2002, the Company filed a Current Report on Form 8-K/A, which included the letter of G. Brad Beckstead CPA concerning his dismissal as the Company's principal accountant.

          (7)  On September 9, 2002, the Company filed a Current
               Report on Form 8-K disclosing the Letter of Intent dated September 5, 2002, by and between The Prestige Group.Net, Inc., and Boyd Basham whereby the Company proposed to acquire all of the issued and outstanding capital stock of Wall Street Mortgage Corporation.

          (8)  On September 12, 2002, the Company filed a Current
               Report on Form 8-K concerning the Purchase Agreement, dated as of the closing on September 10, 2002, entered into by and between the Company, Douglas G. Gregg and Paul S. Sidey whereby the Company acquired of all of the issued and outstanding common stock of Paramount Financial Group, Inc.

          (9) On October 1, 2002, the Company filed a Current Report on Form 8-K disclosing the Letter of Intent dated September 24, 2002, by and between The Prestige Group.Net, Inc., Michael S. Goodlett and Terrance Riely whereby the Company proposed to acquire all of the issued and outstanding capital stock of Woodlands S.A. Financial Services, Inc.

          (10) On October 18, 2002, the Company filed a Current Report on Form 8-K disclosing (1) the merger of its wholly owned subsidiary, Paramco Financial Group, Inc., Colorado corporation (formerly known as Paramount Financial Group, Inc.) with and into the Company, (2) the change of the Company's name to Paramco Financial Group, Inc. and (3) a new trading symbol and CUSIP number for the Company.




PAGE-21-




                         SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PARAMCO FINANCIAL GROUP, INC.


Dated:  December 9, 2002          By: /s/ Douglas G. Gregg
                                      -----------------------
                                   Douglas G. Gregg
                                   President, Director and
                                   Acting Principal
                                   Accounting and Chief
                                   Financial Officer

                       CERTIFICATIONS

     I, Douglas G. Gregg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Paramco Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  December 9, 2002.


                         By:  /s/ Douglas G. Gregg
                             ----------------------------
                              Douglas G. Gregg
                              Chief Executive Officer and
                              Acting Chief Financial Officer




PAGE-22-