Form 10KSB
period 2002-12-31
PARAMCO FINANCIAL GROUP INC
filed 2003-04-16
CIK 1103406

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

Commission File Number:  000-32495

                  PARAMCO FINANCIAL GROUP, INC.
               -----------------------------------
         (Name of small business issuer in its charter)

           Delaware                               88-0441287
    ----------------------                -------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

    4610 So. Ulster Street, Suite 150, Denver, Colorado 80237
    ---------------------------------------------------------
            (Address of principal executive offices)

Issuer's telephone number:  (720) 528-7303

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class        Name of each exchange on which registered
   -------------------        -----------------------------------------
         N/A                                   N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $29,610.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 11, 2003:
Common stock, $0.001 par value:  $6,596.

The number of shares of the registrant's common stock outstanding as of April 11, 2003:  23,715,039

Documents incorporated by reference:  Not Applicable

   Transitional Small Business Disclosure Format:  Yes [ ] No [X]




-PAGE-




                   FORWARD-LOOKING STATEMENTS

   This annual report contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this annual report include, but are not limited to, statements relating to:

   *  our anticipated business strategy;

   * the market opportunity for our services, including anticipated growth of our industry and expected demand for our services;

   *  our plans for hiring additional personnel;

   * our estimates regarding our future capital requirements and needs for additional financing; and

   * any of our other plans, objectives, expectations and intentions contained in this prospectus that are not historical facts.

   You should read this annual report completely and with the understanding that our actual future results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

   Our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, among others, the risk and other factors set forth in the section "Risk Factors" as well as the following:

   *  changes in general economic and business conditions;

   *  changes in current pricing levels;

   * reductions in sales to any of our significant customers or in customer capacity generally;

   *  our ability to hire and retain qualified personnel;

   * changes in our sales mix to lower margin financial products;

   *  increased competition; and

   * our ability to keep up with technological change and changes in customer demands.

   If one or more of these risks or uncertainties materialize, or if underlying assumption prove incorrect, our actual results may vary materially from those expected, estimated or projected. Because of these uncertainties, you should not place undue reliance on forward-looking statements.




-PAGE-




                           PART I

Item 1. Description of Business.

     Business Development.

     On July 13, 1999, we were incorporated in the State of Nevada under the name "Prestige Jewelry, Inc." and on February 4, 2002 our name was changed to "The Prestige
Group.Net, Inc." Effective April 8, 2003, we changed our state of domicile to Delaware. We sometimes refer to our company in this Annual Report as the "Company".

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

     On September 10, 2002, we acquired Paramount Financial Group, Inc. ("Paramount") a Denver, Colorado-based corporation that Douglas G. Gregg, our then President, now Chairman of the Board and Chief Executive Officer, and one of our directors, founded in 1996. At the time of the acquisition Mr. Gregg was a shareholder, director and President of Paramount. Paramount specializes in the development and placement of private debt financing and commercial equipment leasing transactions. Mr. Sidey, our then Secretary, now President, and one of our directors, was also a shareholder, Secretary and a director of Paramount. The transaction provided for us to acquire 5,000,000 shares of common stock of Paramount, which constitutes all of the issued and outstanding capital stock of Paramount.


-PAGE-


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

     On September 24, 2002, we entered into a Letter of Intent to acquire Woodlands S.A. Financial Services, Inc.
("Woodlands"), a Texas corporation, based in San Antonio, Texas. Woodlands provides financing for medical, credit card and other like receivables. On January 31, 2003, this transaction closed. Further information concerning the acquisition of Woodlands is contained in the Company's
Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on February 18, 2003.

     Our change of domicile reincorporation was effective on April 8, 2003, through the merger of Paramco Financial Group, Inc., a Nevada corporation with, and into Paramco Financial Group, Inc., a Delaware corporation, which was a wholly-owned subsidiary of the Nevada corporation. As a result of the reincorporation, the Delaware corporation was the surviving and resulting company.

     Our daily business operations will continue after the reincorporation as they were conducted by prior to the reincorporation at our principal executive offices at 4610 South Ulster Street, Suite 150, Denver, Colorado 80237. Neither or executive officers nor our directors changed as a result of the reincorporation.




-PAGE-




     On the effective date of our reincorporation, and subject to the terms of the reincorporation, (i) each ten outstanding shares of Nevada Company common stock were to be converted into one share of Delaware Company common stock,
(ii) all fractional shares of Delaware Company common stock that a holder of shares of Nevada Company common stock would otherwise have been entitled to receive upon the exchange of common stock were to be canceled and each such holder was entitled to receive one whole share of Delaware Company common stock, and (iii) each outstanding share of Nevada Company common stock held by the Nevada Company was to be retired and canceled.

     As a result of the reincorporation, our authorized capital stock consists of 100,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, $.001 par value per share. Our unissued preferred stock will be issuable in series by action of our board of directors. Our board of directors will be authorized, without further action by the stockholders, to fix the designations, powers, preferences and other rights and the qualifications, limitations, or restrictions of our unissued preferred stock including preferences and other terms that might discourage takeover attempts by third parties.

     As of February 26, 2003, the record date for our stockholders' consent, the authorized capital of the Nevada Company consisted of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. Approximately 7,817,011 shares of Nevada Company common stock and 4,031,000 shares of Nevada Company preferred stock were designated and 281,000 shares were outstanding. After the record date and prior to the effective date of the reincorporation, 4,677,046 shares of Nevada Company common stock were exchanged for 46,770 shares of Series D Convertible Preferred Stock of the Nevada Company. After the effective date of the reincorporation, the Series D Convertible Preferred Stock automatically converted into 23,385,230 shares of Delaware Company common stock. As of the date of this Annual Report, we have approximately 23,715,039 shares of common stock outstanding, 131,000 shares of our Series A Preferred Stock authorized and outstanding, and 150,000 shares of our Series C Preferred Stock authorized and outstanding. We will reserve 10,000,000 shares or fifteen percent (15%) of the issued and outstanding shares of our common stock for issuance under the 2003 Directors and Officers Stock Option and Stock Award Plan. Accordingly, on the effective date of the reincorporation, our board of directors will have available approximately 66,284,961 shares of common stock and 9,719,000 shares of Delaware Preferred Stock which are authorized but presently unissued and unreserved, and which will be available for issuance from time to time in connection with, acquisitions of other companies and other corporate purposes.

     Business of the Company

     The following discussion of the business of the Issuer includes the business operations of the Company as well as the proposed operations of its two subsidiaries, Paramco
Mortgage Corporation and Paramco Investments, Inc.
Furthermore, a separate discussion is set forth below concerning the business operations of Woodlands S.A.
Financial Services, Inc., which was acquired by the Company on January 31, 2003.




-PAGE-




     Description of Business of Paramco Financial Group, Inc.

General

     Paramco Financial Group, Inc., ("PFG") is a corporate financial services firm specializing in the development and placement of commercial equipment leasing transactions and
assisting clients with their capital formation needs.   PFG
offers and utilizes a variety of financing programs for its clients and has developed various financing techniques enabling it to resolve issues inherent in conventional lending and investment situations. As a result, PFG is able to assist emerging as well as seasoned companies in their efforts to expand their existing business or to acquire industry related companies.

     PFG's strategy focuses on financing of up to $5,000,000 for small- to mid-market size companies. PFG found this to be a transaction size that is generally not served by the larger institutional lenders and investment banking firms, and is only marginally covered by other market participants.

Equipment Leasing

     Historically, PFG has been a broker for the leasing of commercial equipment, soliciting business by referrals, traditional advertising and, most recently, by means of its website, which includes an on-line application and other information critical for the origination of equipment leasing business. Most often, PFG then submits the lease applications to one of its lease funding sources who underwrite and fund the lease, much in the same manner as a mortgage banker underwrites and funds residential mortgages. In certain instances, PFG has underwritten and approved the leases, completed the documentation in its own name and then assigned the leases to the lease funding source at the time of funding of the leases.

     PFG has the capability to provide various types of leases to its customers. These include the following: (1) an Operating Lease where the leasing company, or lessor, is the owner of the equipment, but the user, or lessee, preserves the option to purchase or rent the equipment for its fair market value at the end of the lease term; (2) a Capital Lease which is a lease contract structured for typically 12 to 60 months with an option to purchase the equipment when the original lease term is up. Various option amounts are considered, with the typical amounts being either $1.00 or 10% of the original equipment cost; (3) a Municipal Lease which can meet the needs of federal, state, county, city, school district or other political sub-divisions with tax-exempt status. These lease plans can include non-appropriations clauses and can be tailored to operating budget requirements; and (4) a Sale/Leaseback where the leasing company buys the equipment from the customer and leases it back to the customer for your continued use, thus freeing up equity in the equipment for working capital or other uses.




-PAGE-




     PFG specializes in working with its customers in analyzing and structuring equipment lease transactions, taking into consideration the income producing nature of the equipment, the cash flow of the business and the current and future accounting needs of the customer.

     PFG typically originates commercial equipment leases that have an original contract balance ranging from approximately $50,000 to $5,000,000. The capital assets that PFG finances for its clients are typically used within the medical, telecommunications, hospitality and various manufacturing industries.

     The expansion of the business of PFG will be dependent upon a number of factors, including (i) the size, experience and expertise of its sales staff, (ii) the availability of sufficient funds of its own or through drawable amounts under the PFG's warehouse credit facilities to finance such business, (iii) the reluctance of the PFG to accept unattractive credit risk in respect of a particular borrower or borrowers, (iv) the necessity of such additional business to meet the requirements and criteria of a securitization or other funding source and (v) the competition in the financial market-place to provide financing to customers (including competition from commercial banks, finance companies and other suppliers of capital).

Government Regulation

     Although most states do not regulate the equipment leasing/financing business, certain states do require the licensing of lenders and financiers by requiring adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Some states impose limitations on interest rates and other charges.

Competition

     The equipment leasing and related finance businesses of PFG are highly competitive. Many firms are engaged in the same types of businesses as PFG, including (i) finance divisions, affiliates and subsidiaries of equipment manufacturers, (ii) banks, their affiliates or subsidiaries, some of whom may be in a position to lend funds to the PFG,
(iii) other leasing and finance companies,(iv) companies and state agencies which sponsor tax-exempt financing or other investor programs for the acquisition and lease of equipment, and (v) independently formed partnerships of individuals or corporations operated for the specific purpose of leasing equipment. Many of these organizations have greater financial or other resources than PFG and, therefore, may be able to obtain funds on terms more favorable than those available to PFG.

     PFG believes that its ability to compete effectively depends to a great extent upon: (a) its knowledge of the marketplace, (b) the education, training and experience of its personnel, (c) the relationship and reputation it has established for service and keeping its commitments with customers and vendors, and (d) its flexibility and adaptability to the special needs of its institutional and technologically-oriented customers.




-PAGE-




Residential and Commercial Mortgages

     One of the wholly-owned subsidiaries of PFG is Paramount Mortgage Corporation ("PMC") a Denver, Colorado-based mortgage broker. While PMC is currently only in the start-up mode, it hopes to expand its operations through internal growth and through acquisitions of other mortgage brokers and mortgage bankers in order that it may operate in both the retail and wholesale markets. PMC intends to generate its income primarily through fees and expenses charged to borrowers and from yield-spread premiums and/or service release premiums paid to PMC when the closed loans are sold by PMC. There can be no assurance that the Company or PFG will be able to provide the capital resources required for PMC to expand its operations, nor, if such expansion does occur, that the operations of PMC will be profitable.

Real Estate Investment Trust

     The other wholly-owned subsidiary of PFG is Paramco Investments, Inc. ("PII"), also based in Denver, Colorado. PII is also a start-up entity intending to meet the statutory requirements for favorable tax treatment as a Real Estate Investment Trust ("REIT"). The REIT industry has a diverse profile, which offers many attractive opportunities to investors. REIT industry analysts often classify REITs in one of three investment approaches:

     Equity REITs own and operate income-producing real estate. Equity REITs increasingly have become primarily real estate operating companies that engage in a wide range of real estate activities, including leasing, development of property and tenant services. One major distinction between REITs and other real estate companies is that a REIT must acquire and develop its properties primarily to operate them as part of its own portfolio rather than to resell them once they are developed.

     Mortgage REITs lend money directly to real estate owners and operators or extend credit indirectly through the acquisition of loans or mortgage-backed securities. Today's mortgage REITs generally extend mortgage credit only on existing properties. Many modern mortgage REITs also effectively manage their interest rate risk using securitized mortgage investments and dynamic hedging techniques.

     Hybrid REITs both own properties and make loans to real estate owners and operators. It is the intent of PII to become a hybrid REIT. However, in order to do so it must meet certain organization and operational requirements to qualify for the favorable tax treatment granted to REITs by the Internal Revenue Code. They include:

               * be an entity that is taxable as a corporation;
               * be managed by a board of directors or trustees;
               * have shares that are fully transferable;
               * have a minimum of 100 shareholders;
               * have no more than 50 percent of the shares held by five or fewer individuals during the last half of each taxable year;




-PAGE-




               * invest at least 75 percent of the total assets in real estate assets;
               * derive at least 75 percent of gross income from rents from real property, or interest on mortgages on real property;
               * have no more than 20 percent of its assets consist of stocks in taxable REIT subsidiaries;
               * pay dividends of at least 90 percent of its taxable income in the form of shareholder dividends.

     There is no assurance, however, as to when, or if, PII will meet these requirements. Moreover, there can be no assurance that the Company or PFG will be able to provide the capital resources required for PII to expand its operations, nor, if such expansion does occur, that the operations of PII will be profitable.

    Business of Woodlands S.A. Financial Services, Inc.

     Woodlands S.A. Financial Services, Inc. ("Woodlands"), incorporated in the State of Texas on October 24, 1995, is a specialty finance company that provides asset-backed financing to healthcare service providers. Its core business is medical receivables finance. Woodlands provides these services solely in the United States. Its portfolio of receivables is referred to as "notes receivable," and is comprised of the notes secured by medical receivables. At the time of the Company's acquisition of Woodlands on January 31, 2003, Woodlands had total note receivables and equity of $4,809,772.84 and $289,087.14, respectively.

     Woodlands principally serves the financing needs of small and middle-market healthcare service providers, such as outpatient healthcare providers, medical imaging centers, physician group practices, integrated healthcare delivery networks and hospitals. Many of its customers are growing entrepreneurial companies that have capitalized on trends affecting the healthcare delivery systems in the U.S. to build their businesses. These trends include:

* Significant growth in the level of healthcare expenditures;

* Dramatic efforts by governmental and marker forces to reduce healthcare delivery costs and increase efficiency;

* Demographic trends that are expected to continue increasing the demand for healthcare services; and

* Growth, consolidation and restructuring of healthcare service providers.

At the same time, however, these trends have increased the need of the medical service providers to expedite their cash flows, which are often slowed by the medical care expense reimbursement system utilized by both the public- and private-entity third party payers. As a result, many healthcare providers utilize accounts receivable financing to better facilitate their business operations.




-PAGE-




     Woodlands' medical receivables financing business generally consists of providing loans to healthcare providers that are secured by their receivables.
Substantially all of these lines of credit are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs, commercial insurance companies, self-insured corporations, and, to a limited extent, other healthcare service providers. At times, it may use additional types of collateral to secure these loans. Woodlands generally advances 60% to 70% of its estimate of the net collectible value of the eligible receivables from third party payers. Clients continue to bill and collect the accounts receivable and Woodlands receives payments from its clients. Woodlands typically charges monthly interest on the loans to healthcare providers with annual interest rates of 15% to 18%. It conducts due diligence on its potential medical receivables clients for all financings and follows underwriting and credit policies in providing financing to customers. Its credit risk is mitigated by its security interest in the customer's receivables and by the customer's additional collateral, where applicable.

Business Strategy

     It is Woodlands' goal to be a growing provider of asset-backed financing services to growing segments of the healthcare industry and to be the primary source for all of the financing needs of its customers. The principal components that that will enable it to attain this goal include:

     Offering financing services to existing customers in its present markets. Woodlands' management believes that a significant opportunity for new receivables financing business lies in solicitation of existing active customer accounts. Woodlands intends to maintain a strategy of differentiating itself from many of its competitors by continuing to offer lines of credit secured by medical receivables rather than factoring those receivables at a discount.

     Acquiring specialty businesses. As an additional strategy to strengthen its position in the healthcare industry, Woodlands' management will attempt to grow through acquisitions of specialty businesses that fit within Woodlands' existing operations and long-term business strategy.

Sales and Marketing

     Woodlands expects to generate most of its financing opportunities from two sources:

     * Direct marketing to healthcare providers with whom its sales organization has relationships and

     *    Referrals from external sources.




-PAGE-




     Its target market for the medical receivables lines of credit it originates includes not only "small" but also
"middle market" healthcare companies and providers. By definition, this sector of the marketplace excludes both start-up healthcare companies, as well as extremely mature or rated medical organizations that can obtain traditional bank financing. This sector has been one that most traditional financing sources have avoided due to the payer complexity and medical industry financing specialization required. "Middle market" companies and providers that comprise its target market include the following:

  * Specialty outpatient clinics, including imaging centers, surgery centers, oncology centers, and medical laboratories;

  * Hospitals, including acute care and sub-acute care facilities, and community and specialty hospitals;

  * Health service companies, including home healthcare, nursing homes, skilled nursing, physical and occupational therapy, pharmacy, infusion, and specialty treatment centers; and

  * Medical practitioners, including medical groups, individual physicians with large practices and management service organizations.

Capital Resources and Funding

     Woodlands obtains funding for its medical receivables financing though the issuance of its notes to investors in private placement transactions. These notes typically are for one- or two-year terms and pay monthly interest at an annual rate of 9.5% to 11.0%.

     If, for any reason, it were to become unable to access the private market to fund its medical receivables financing business operations, the consequences would be materially adverse. Woodlands' ability to raise such funds depends upon a number of factors, including:

  *    The general conditions in the credit markets; and

  *    The overall financial performance of its contract portfolio.

     Woodlands does not have binding commitments for any private placement funding. While it expects to be able to continue to obtain funding it requires for its medical receivables financing businesses, it cannot give any assurance that it will be able to do so. If, for any reason, funding becomes unavailable in the amounts and on terms deemed reasonable by Woodlands, its medical receivables financing activities would be materially adversely affected. Woodlands believe that its present funding sources are sufficient to fund its current needs for its medical receivables financing businesses.




-PAGE-




Competition

     Medical receivables financing is readily available for many hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers and providers of home health care services, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. Woodlands believes the principal reasons for the lack of financing in these areas historically have been the uncertainty of the value of the receivables, the lack of permanent funding vehicles and the potential for fraud due to the difficulty of verifying the performance of healthcare services. More recently, interest in providing financing for this sector has increased as a result of improved understanding of the expected reimbursement levels for healthcare services and the availability of historical performance data on which to base credit decisions. Woodlands' strategy in medical receivables financing is to differentiate itself from many of its competitors by offering loans secured by medical receivables. It does not factor medical receivables because it believes that loans secured by medical receivables are often more attractive to borrowers that generate high-quality medical receivables because those borrowers find that Woodland's financing services cost less than receivables factoring.

     Nevertheless, the business of financing medical receivables is highly competitive. Woodlands competes with finance subsidiaries of national and regional commercial banks, and other financing companies, including those conducting receivables factoring. Many of its competitors have significantly greater financial and marketing resources than it does.

Government Regulation

     Although most states do not regulate the medical receivables financing business, certain states do require the licensing of lenders and financers by requiring adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Some states impose limitations on interest rates and other charges.

Business Risk Factors.

     The business risk factors below, along with those discussed in the "Description of Business" section of this Annual Report on Form 10-KSB, reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse affect on our ability to operate its businesses successfully. Our actual results could differ materially from our business plan due to some or all of the factors discussed below.




-PAGE-




Going Concern Opinion

     The Company's financial statements for the year ended December 31, 2002 contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives include marketing plans for the growth of our mortgage lending operations. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened. Further, the financial statements for the predecessor entity of the Company for the year ended December 31, 2001 also contain an emphasis paragraph regarding "going concern" from the predecessor entity's independent accountants.

Our future revenues are unpredictable and our operating results are likely to fluctuate from quarter to quarter

   Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our accounts receivable financing, equipment leasing and mortgage services, the ability to generate business development opportunities, and the ability to generate capital to fund our operations to the degree necessary to provide stability for our business operations and, thus, revenues.

Because of intense competition for skilled personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis

   Our future success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to significantly increase the number of our marketing, sales, customer support and operations employees to effectively serve the evolving needs of our present and future customers. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.




-PAGE-




The loss of any of our key personnel could significantly harm our business

   Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. The loss of the services of any key employee could significantly harm our business, financial condition and results of operations. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain key personnel could significantly harm our business, financial condition and results of operations.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products

   From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be harmed.

Any acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

   We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

     * problems assimilating the purchased operations, technologies or products;

     *   unanticipated costs associated with the acquisition;

     *   diversion of management's attention from our core business;

     * adverse effects on existing business relationships with suppliers and customers;




-PAGE-




     * risks associated with entering markets in which we have no or limited prior experience; and

     * potential loss of the purchased organization's or our own key employees.

   We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

The market price of our common stock may experience fluctuation unrelated to operating performance, including future private or public offerings of our capital stock

   The market price of the Common Stock of the Company may experience fluctuations that are unrelated to the Company's operating performance. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the mortgage industry such as, among other things, interest rate movements. In addition, the Company's operating income on a quarterly basis is significantly dependent upon the successful completion of the Company's loan sales in the market, and the Company's inability to complete these transactions in a particular quarter may have a material adverse impact on the Company's results of operations for that quarter and could, therefore, negatively impact the price of the Common Stock.

   The Company may increase its capital by making additional private or public offerings of its Common Stock, securities convertible into its Common Stock, preferred stock or debt securities. The actual or perceived effect of such offerings, the timing of which cannot be predicted, may be the dilution of the book value or earnings per share of the Common Stock outstanding, which may result in the reduction of the market price of the Common Stock and affect the Company's ability to access the capital markets.

Need for additional funding.

     Historically, the Company has relied on debt and equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or to continue to obtain equity or debt financing from its current sources or those who have committed to provide such financing (as to all of which there can be no assurance), it would require funding from other sources. If financing is required, the Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.




-PAGE-




The financial services business is affected by interest rates and other factors beyond our control

   The results of the Company's operations will be affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations will depend, among other things, on the level of net cash flows generated by the Company's accounts receivable and mortgage assets and the supply of and demand for accounts receivable financing, equipment financing and mortgage loans. The Company's net cash flows will vary as a result of changes in interest rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates and interest rates depend upon the nature and terms of the underlying loans, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because interest rates will significantly affect the Company's activities, the operating results of the Company will depend, in large part, upon the ability of the Company to utilize appropriate strategies to maximize returns to the Company while attempting to minimize risks.

Our finanacing activities are subject to the risk of default by borrowers and certain inherent risks

   Financing activities, including equipment leases, mortgage loans receivables financing are all subject to varying degrees of risk, including the risk of a default by the borrowers, and the added responsibility on the part of the Company of foreclosing or otherwise protecting its investment. The ability of the borrowers to make payments is highly dependent on the borrowers' ability to manage and sell, refinance or otherwise dispose of the financed assets or properties and will be dependent upon all the risks generally associated with real estate and other investments which are beyond the control of the Company. With respect to mortgages, the Company must rely on the experience and ability of the borrowers to manage, develop and dispose of or refinance the properties. Investing in real estate is highly competitive and is subject to numerous inherent risks, including, without limitation, changes in general or local economic conditions, neighborhood values and interest rates, limited availability of mortgage funds which may render the sale or refinancing of the properties difficult, increases in real estate taxes, other operating expenses, the supply and demand for properties of the type involved, toxic and hazardous wastes, environmental considerations, zoning laws, entitlements, rent control laws, other governmental rules and fiscal policies and acts of God, such as floods, which may result in uninsured losses. Many of these same risk factors are prevalent in the financing of equipment and receivables financing, in particular, interest rates, demand for product, general or local economic conditions, the liquidity of third party payors in the case of medical receivables financing, and other general factors associated with financing activities, in general.

We may not diversify our portfolio of financed assets

   The mortgage loans, equipment financing and receivables financing made by the Company may be obligations of a limited number of borrowers. The lack of diversity in the type, number and geographic location of these financing activities made by the Company would materially increase the risk of an investment in the Common Stock.




-PAGE-




To the extent that we are unable to maintain an adequate warehouse line of credit, we may have to curtail loan origination and purchasing activities

   The Company relies significantly upon its access to warehouse credit facilities in order to fund new originations and purchases. The Company expects to be able to maintain its existing warehouse lines of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. To the extent that the Company is unable to maintain an adequate warehouse line of credit, the Company may have to curtail loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial condition.

The amount of interest charged to a borrower is subject to compliance with state usury laws

   The amount of interest payable by a borrower to the Company may exceed the rate of interest permitted under the usury laws of various states. Although the Company does not intend to make or invest in mortgage loans with usurious interest rates, there are uncertainties in determining the legality of interest rates. Such limitations, if applicable, may decrease the yield on the Company's investments.

Variations in mortgage prepayments may cause changes in our net cash flows

   Mortgage prepayment rates vary from time to time and may cause changes in the amount of the Company's net cash flows. To the extent that prepayments occur, the yield on the Company's mortgage loans would be affected as well as the Company's net cash flows. Prepayments of adjustable-rate mortgage loans included in or underlying mortgage-backed securities generally increase when then-current mortgage interest rates fall below the interest rates on such adjustable-rate mortgage loans. Conversely, prepayments of such mortgage loans generally decrease when then-current mortgage interest rates exceed the interest rate on the mortgage loans included in or underlying such mortgage-backed securities. Prepayment experience also may be affected by the geographic location of the properties securing the mortgage loans included in or underlying mortgage-backed securities, the assumability of such mortgage loans, the ability of the borrower to convert to a fixed-rate loan, conditions in the housing and financial markets and general economic conditions.

Our portfolio of mortgage loans may include privately issued pass-through certificates which are typically not guaranteed by the United States Government

   The Company may include privately issued pass-through certificates backed by pools of adjustable-rate single family and multi-family mortgage loans and other real estate-backed mortgage loans in its investment portfolio. Because principal and interest payments on privately issued pass-through certificates are typically not guaranteed by the United States government or an agency of the United States government, such securities generally are structured with one or more types of credit enhancement. Such forms of credit enhancement are structured to provide protection against risk of loss due to default on the underlying mortgage loan, or bankruptcy, fraud and special hazard losses, such as earthquakes. Typically, third parties insure against these types of losses, and the Company would be dependent upon the credit worthiness of the insurer for credit-rating, claims paying ability of the insurer and timeliness of reimbursement in the event of a default on the underlying obligations. Furthermore, the insurance coverage for various types of losses is limited in amount, and losses in excess of the limitation would be the responsibility of the Company.




-PAGE-




   The Company may also purchase mortgage loans issued by GNMA, FNMA or FHLMC. Each of these entities provides guarantees against risk of loss for securities issued by it. In the case of GNMA, the timely payment of principal and interest on its certificates is guaranteed by the full faith and credit of the United States government. FNMA guarantees the scheduled payments of interest and principal and the full principal amount of any mortgage loan foreclosed or liquidated on its obligations. FHLMC guarantees the timely payment of interest and ultimate collection of principal on its obligations, while with respect to certificates issued by FNMA and FHLMC, payment of principal and interest of such certificates are guaranteed only by the respective entity and not by the full faith and credit of the United States government.

We are is dependent upon independent mortgage brokers and others, none of whom is contractually obligated to do business with the company

   The Company depends in part on independent mortgage brokers, financial institutions, realtors(R) and mortgage bankers for its originations and purchases of mortgage loans. The Company's competitors also seek to establish relationships with such independent mortgage brokers, financial institutions, realtors(R) and mortgage bankers, none of whom is contractually obligated to continue to do business with the Company. In addition, the Company expects the volume of wholesale loans that it originates and purchases to increase. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other originators and purchasers of such loans, market conditions and other factors.

We will have little control over the operations of the pass-through entities in which we may purchase interests

   If the Company purchases interests in various pass-through entities, it will itself be in the position of a "holder" of shares of such entities including, real estate investment trusts, other trusts or partnerships, or a holder of other types of pass-through interests. Therefore, the Company will be relying exclusively on the management capabilities of the general partners, managers and trustees of those entities for the management and investment decisions made on their behalf. In particular, except for voting rights on certain matters, the Company will have no control over the operations of the pass-through entities in which it purchases interests, including all matters relating to the operation, management, investment decisions, income and expenses of such entities, including decisions with respect to actions to be taken to collect amounts owed to such entities. If such managers, trustees or general partners take actions or make decisions which are adverse to a pass-through entity or the Company, it may not be cost-efficient for the Company to challenge such actions or decisions. Moreover, if the Company does not become a substituted owner of such interests, it would not have the right to vote on matters on which other interest owners in such entities have a right to vote or otherwise challenge management decisions. Finally, should any of such managers, trustees or general partners experience financial difficulties for any reason, the entities in which the Company invests could be adversely affected, thereby adversely affecting the value of the Company's investments.




-PAGE-




Borrowers may not have sufficient assets to pay off the balloon payments at maturity

   Mortgage loans, other than those representing mortgage loans on single-family residential, may represent "balloon" obligations, requiring no payments of principal over the term of the indebtedness with a "balloon" payment of all of the principal due at maturity. "Balloon" payments will probably require a sale or refinancing of properties at the time they are due. No assurance can be given that the borrowers will have sufficient assets to pay off the indebtedness when due, or that sufficient liquidity will be generated from the disposition or refinancing of the properties to enable the owner to pay the principal or interest due on such mortgage loans.

Upon foreclosure of a property or equipment asset, we may have difficulty in finding a purchaser or may have to sell the property or asset at a loss

   If a mortgaged property or financed equipment is not sold by the maturity date of the underlying loan or lease, the borrower may have difficulty in paying the outstanding balance of such loan or lease and may have to refinance the property. The borrower may also experience difficulty in refinancing the property if that becomes necessary due to unfavorable interest rates or the unavailability of credit.

   If any amounts under a loan are not paid when due, the Company may foreclose upon the property of the borrower. In the event of such a default which requires the Company to foreclose upon a property or otherwise pursue its remedies in order to protect the Company's investment, the Company will seek to obtain a purchaser for the property upon such terms as the Company deems reasonable. However, there can be no assurance that the amount realized upon any such sale of the underlying property will result in financial profit or prevent loss to the Company. In addition, because of potential adverse changes in the real estate market, locally or nationally, the Company may be forced to own and maintain the property for a period of time to protect the value of its investment. In that event, the Company may not be able to receive any cash flow from such loan and the Company would be required to pay such sums as may be necessary to maintain and manage the property.

We may be required to investigate and clean up hazardous or toxic substances of properties securing loans that are in default

   The Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

   In the course of its business, the Company has acquired and may acquire in the future properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for


-PAGE-


property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third pies based on damages and costs resulting from environmental contamination emanating from such property.


Item 2.  Description of Property.

     The Company maintains it corporate headquarters in
Denver, Colorado.   It leases office space, on a month-to-
month basis, in a corporate office suite and pays a monthly rent of $410.00. The Company expects that it will utilize this space until the future planned growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the greater Denver area and the Company does not anticipate any problem in securing additional space when necessary.

     Woodlands occupies 1008 square feet of office space in San Antonio, Texas. The lease for the premises was initiated on March 15, 1993 and the current extension of its lease commenced on November 1, 2002 and continues for three
(3) years until October 31, 2005. Woodlands pays a monthly rent of $925.87 per month. The Company expects that it will utilize this space until the future growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the greater San Antonio area and the Company does not anticipate any problem in securing additional space when necessary.

Item 3.  Legal Proceedings.

     The Company, and its subsidiaries, are not engaged in any legal proceedings except litigation in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those proceedings will not be material to the Company's financial position or results of operations.

Item  4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.


                           PART II

Item  5.    Market for Common Equity and Related Stockholder
Matters.

     Market  for  Common  Equity. The Common  Stock  of  the
Company is currently quoted in the over-the-counter market on the OTCBB under the symbol "PFDE".




-PAGE-




     When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stock" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-
9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

     The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by OTC Bulletin Board for the periods indicated.

                               Bid (1; 2)
                            High         Low
   Year ended            ---------   ----------
   December 31, 2002:
   First Quarter         $  0.020    $  0.020

   Second Quarter           0.380       0.450
   Third Quarter            0.050       0.450
   Fourth Quarter           0.015       0.075

   Year ended
   December 31, 2001:
   First Quarter (3)     $      -    $      -
   Second Quarter           0.050       0.050
   Third Quarter            0.020       0.050
   Fourth Quarter           0.020       0.030

(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

(2) On March 20, 2002, the Company effectuated a 1-for-5 reverse split of its common stock. The high/low closing bid prices in the table above have been adjusted to reflect such split.

(3) Commencing in the Second Quarter, the OTC Compliance Unit of NASD Regulation, Inc. (the "Compliance Unit") granted permission to broker-dealers who wanted to make a market in our common stock to place priced bid and asked quotations on the OTC Bulletin Board.




-PAGE-




     On April 11, 2003, the closing bid price of the Common Stock of the Company was $0.02 per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 11, 2003, there were approximately three broker-dealers publishing quotes for the Common Stock of the Company.

     Holders. As of April 11, 2003, there were 23,715,039 shares of Common Stock issued and outstanding, which were held by approximately 61 holders of record. As of April 11, 2003, there were 131,000 shares of Series A Convertible Preferred Stock outstanding, which were held by one holder of record and 150,000 shares of Series C Convertible Preferred Stock outstanding, which were held by two holders of record. No shares of any other series of Preferred Stock were outstanding as of April 11, 2003.

     Dividends. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to any dividend rights of the Series B Preferred Stock of the Company to the extent any of such shares are outstanding. Further, payment of cash dividends on our common stock is also subject to the approval of the holders of our Series A Preferred Stock. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Securities Authorized for Issuance under Equity Compensation
                            Plans

                                                Number of
                                                securities
                                                remaining
                  Number of     Weighted-     available for
                securities to   average of        future
                  be issued      exercise        issuance
Plan Category   upon exercise    price of      under equity
                     of        outstanding     compensation
                 outstanding     options,         plans
                  options,     warrants and     (excluding
                warrants and      rights        securities
                   rights                      reflected in
                                               column (a))
                     (a)           (b)             (c)
                ------------------------------------------------
Equity                0             0               0
compensation
plans approved
by security
holders

Equity                0             0            49,897
compensation
plans not
approved by
security
holders (1)
                ------------------------------------------------
Total                 0             0            49,897
                ------------------------------------------------




-PAGE-




(1) This plan, the 2002 Stock Plan (the "Plan"), was adopted by the Company's Board of Directors on July 25, 2002. The Plan provides for issuance of common stock as compensation to both employees and non-employees, including directors, consultants and advisors. During the fiscal year ended December 31, 2002, no common stock was issued under the Plan to employees, officers or directors of the Company. All of the common stock issued under the Plan was issued to third-party consultants and advisors to the Company as compensation for services rendered.

     Recent Sales of Unregistered Securities.

     Not applicable.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

     Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, the present turmoil relating to the September 11, 2001 attacks on the United States and our country's response thereto, intense competition in the financial services industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Recent Changes in Business Strategy, Change in Control and
Change in Corporate Structure

     On July 13, 1999, we were incorporated in the State of Nevada under the name "Prestige Jewelry, Inc." and on February 4, 2002 our name was changed to "The Prestige
Group.Net, Inc." Effective April 8, 2003, we changed our state of domicile to Delaware. We sometimes refer to our company in this Annual Report as the "Company".




-PAGE-




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

     On September 10, 2002, we acquired Paramount Financial Group, Inc. ("Paramount") a Denver, Colorado-based corporation that Douglas G. Gregg, our then President, now Chairman of the Board and Chief Executive Officer, and one of our directors, founded in 1996. At the time of the acquisition Mr. Gregg was a shareholder, director and President of Paramount. Paramount specializes in the development and placement of private debt financing and commercial equipment leasing transactions. Mr. Sidey, our then Secretary, now President, and one of our directors, was also a shareholder, Secretary and a director of Paramount. The transaction provided for us to acquire 5,000,000 shares of common stock of Paramount, which constitutes all of the issued and outstanding capital stock of Paramount. In exchange therefor, we issued 1,462,500 shares of our common stock to Douglas G. Gregg and 100,000 shares of our common stock of Paul S. Sidey. At the time of its acquisition, Paramount also was structured with two wholly owned subsidiaries, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc. Although neither of these subsidiaries was operational at the time of the acquisition, both are poised to implement operations in the mortgage banking and real estate and mortgage investment business, respectively.

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




-PAGE-




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

     On September 24, 2002, we entered into a Letter of Intent to acquire Woodlands S.A. Financial Services, Inc.
("Woodlands"), a Texas corporation, based in San Antonio, Texas. Woodlands provides financing for medical, credit card and other like receivables. On January 31, 2003, this transaction closed. Further information concerning the acquisition of Woodlands is contained in the Company's
Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on February 18, 2003.

Results of Operations

     Operations for the Year ended December 31, 2002, as compared to the Year ended December 31, 2001.

Revenues

     Revenues decreased by$99,065, or 76.1%, to $29,610 for the year ended December 31, 2002, compared to $123,675 for the year ended December 30, 2002.

Expenses

     Operating expenses for the year ended December 31, 2002, were $576,239. This represents an increase of $447,735, or 348%, in operating expenses from the comparable year ended December 31, 2001, when we reported operating expenses of $128,504. Total expenses, including operating expenses, those pertaining to litigation settlement, net interest, loss on permanent decline in value of marketable securities, and other miscellaneous expenses for the year ended December 31, 2002 were $969,649. This represents an increase of $840,637, or 752%, from the comparable annual period ended December 31, 2001, when we reported total expenses of $129,012. Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those other expenses normally incurred by public companies, i.e., legal, and accounting, as well as the loss on permanent decline in value of marketable securities. Interest expense for the year ended December 31, 2002, was $77,843, as compared to $508 for the year ended December 31, 2001. Historical results from 2001 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.




-PAGE-




Net Profit (Loss)

     During the year ended December 31, 2002, our loss per share was $940,039 or ($0.13) per share, as compared to our loss during the previous year of $5,337 or ($0.00) per share. Approximately 33.6% of this loss, $315,711 represented the loss on permanent decline in value of marketable securities. Historical results from 2001 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Liquidity and Capital Resources

     In the year ended December 31, 2002, net cash of $609,940 was used by operating activities, as compared to the prior year, when operating activities used $5,243.
During the year ended December 31, 2002, financing activities provided net cash of $944,892, as compared to $15,000 provided in the prior year. The cash provided by financing came from the sale of promissory notes by the entity formerly known as Paramount Financial Group, Inc., substantially all of which were consummated prior to its acquisition by the Company. Net cash of $325,711 was used by investing activities during the year ended December 31, 2002, as compared to no cash used by investing activities during the prior year.

     As of the end of our fiscal year on December 31, 2002, we had $19,364 of current cash available. Our management believes that this is not sufficient to meet our needs for our 2003 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $998,985. The
Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2002, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated and the
"going concern" issues remain.   We intend for the Company
to seek private equity and/or debt capital to initiate our mortgage operations by Paramco Mortgage Corporation and our investment operations by Paramco Investments, Inc. In addition, acquisition of Woodlands on January 31, 2003 may provide some additional future working capital. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

Recent Accounting Pronouncements

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




-PAGE-




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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.




-PAGE-




     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."
In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.













-PAGE-



Item 7.      Financial Statements.





                PARAMCO FINANCIAL GROUP, INC.
(formerly Prestige Group.net, Inc., and Prestige Jewelry,Inc.)


              REPORT AND FINANCIAL STATEMENTS

                DECEMBER 31, 2002 AND 2001

























-PAGE-




Index to Financial Statement.





                   PARAMCO FINANCIAL GROUP, INC.
(formerly Prestige Group.net, Inc., and Prestige Jewelry, Inc.)


                             CONTENTS

                                                     PAGE

Independent Auditor's Report                          F-1

Financial Statements

   Consolidated Balance Sheet                         F-2

   Consolidated Statements of Operation               F-3

   Consolidated Statement of Stockholders' Deficit    F-4

   Consolidated Statements of Cash Flows              F-5

   Notes to Consolidated Financial Statements      F-6 - F-15
























-PAGE-




                INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Paramco Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Paramco Financial Group, Inc., a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paramco Financial Group, Inc. and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $998,985 at December 31, 2002, including net losses of $940,039 and $5,337 for the years ended December 31, 2002 and 2001, respectively. The Company has shareholders deficit of $940,550 at December 31, 2002. These factors as discussed in Note 15 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
April 11, 2003



-PAGE-                        F-1




                   PARAMCO FINANCIAL GROUP, INC.
  (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
                    CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2002


                              ASSETS


 CURRENT ASSETS:
   Cash & cash equivalents                               $      19,364
   Deposit                                                         535
   Note receivable                                              10,000
   Due from officers                                             4,600
                                                          ------------
                                                         $      34,499
                                                          ============
               LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   Accrued expenses                                      $      11,557
   Notes payable                                               718,492
   Convertible notes payable assumed on acquisition             25,000
   Convertible notes payable                                   220,000
                                                          ------------
                                                               975,049

 COMMITMENTS

 STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, 4,869,000
     shares authorized, none issued
   Series A convertible Preferred Stock $0.001 par
   value per share,
    131,000  shares authorized, none issued
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 7,333,678 issued and outstanding         7,334
   Additional paid-in capital                                   46,851
   Shares to be issued                                           4,250
   Accumulated deficit                                       (998,985)
                                                          ------------
                                    Total                    (940,550)
                                    stockholders'
                                    deficit               ------------

                                                         $      34,499
                                                          ============






-PAGE-                        F-2






                      PARAMCO FINANCIAL GROUP, INC.
     (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
                  CONSOLIDATED STATEMENTS OF OPERATION
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                     2002            2001
                                                --------------   -------------
 Net revenue                                   $      29,610    $    123,675

 Operating expenses                                  576,239         128,504
                                                ------------------------------
 Loss from operations                              (546,629)         (4,829)

 Non-operating Income (expense):
          Interest income                                144              -
          Interest expense                          (77,843)           (508)
          Loss on permanent decline in value       (315,711)              -
          of marketable securities              --------------   -------------
 Net Loss                                      $   (940,039)    $    (5,337)
                                                ==============   =============
 Basic and diluted weighted average number
 of common stock outstanding                      7,150,132       1,562,500
                                                ==============   =============
 Basic and diluted net loss per share          $      (0.13)    $     (0.00)
                                                ==============   =============












-PAGE-                        F-3




                                        PARAMCO FINANCIAL GROUP, INC.
                (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                        Common Stock
                                   -----------------------                                           Total
                                    Number of                Additional   Shares to   Accumulated    Stockholders'
                                     shares       Amount     paid in        be        deficit        deficit
                                                             capital      issued
                                   -----------  ----------  ----------  ----------  ------------   --------------
 Balance at January 1, 2001*        1,562,500  $    1,000  $       -   $       -   $  (20,962)    $    (19,962)


 Net loss for the year ended
 December 31, 2001                          -           -          -           -       (5,337)          (5,337)
                                   -----------  ----------  ----------  ----------  ------------   --------------
 Balance at December 31, 2001       1,562,500       1,000          -           -      (26,299)         (25,299)


 Recapitalization on reverse        4,978,062       5,541        388           -      (32,647)         (26,718)
 acquisition                       -----------  ----------  ----------  ----------  ------------   --------------

 Balance after recapitalization     6,540,562       6,541        388           -      (58,946)         (52,017)
 on September 10, 2002

 Issuance of shares for               793,116         793     46,463           -            -           47,256
 compensation and services

 Shares to be issued for                    -           -          -       4,250            -            4,250
 service

 Net loss for the year ended                -           -          -           -     (940,039)        (940,039)
 December 31, 2002                 -----------  ----------  ----------  ----------  ------------   --------------

 Balance at December 31, 2002       7,333,678  $    7,334  $  46,851   $   4,250   $ (998,985)    $   (940,550)
                                   ===========  ==========  ==========  ==========  ============   ==============





-PAGE-                        F-4





                    PARAMCO FINANCIAL GROUP, INC.
   (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                2002              2001
 CASH FLOWS FROM OPERATING ACTIVITIES:      --------------    --------------
   Net                                     $  (940,039)      $    (5,337)
   loss
   Adjustments to reconcile net loss to
   net cash used in
      operating activities:
     Loss on permanent decline in value         315,711                -
     of marketable securities
     Shares issued for services                  47,256                -

     Shares to be issued for services             4,250                -

     Increase  in current assets
        Deposit                                    (535)               -
     (Increase) decrease in current
     liabilities:
        Customer deposit                              -           (5,098)
        Accounts payable and accrued            (36,583)           5,192
        expense                             --------------    --------------
   Total Adjustments                            330,099               94
                                            --------------    --------------
     Net cash used in operating                (609,940)          (5,243)
     activities                             --------------    --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of officer advances                 (3,600)               -
     Payment of notes payable                   (50,000)
     Proceeds from notes payable                998,492            15,000
                                            --------------    --------------
     Net cash provided by financing             944,892            15,000
     activities

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of note receivable                 (10,000)                -
     Investment in securities                  (315,711)                -
                                            --------------    --------------
     Net cash used in investing                (325,711)                -
     activities

 NET INCREASE IN CASH & CASH EQUIVALENTS          9,241             9,757

 CASH & CASH EQUIVALENTS, BEGINNING              10,123               366
 BALANCE                                    --------------    --------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE   $     19,364      $     10,123
                                            ==============    ==============





-PAGE-                        F-5




                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activity and company history

Paramco Financial Group, Inc. (the Company) was incorporated on July 13, 1999 under the laws of the State of Nevada, under the name Prestige Jewelry, Inc. On February 4, 2002, the Company filed an amendment to its articles of incorporation to change the Company's name to The Prestige Group.net, Inc.

On September 10, 2002, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Paramco Financial Group, Inc., a Colorado corporation (formerly Paramount Financial Group, Inc.) ("PFGI") from Douglas
G. Gregg and Paul S. Sidey. In exchange for all of the shares common stock of PFGI, the Company issued an aggregate of
1,562,500 shares of its restricted common stock, comprised of 1,462,500 shares to Douglas G. Gregg and 100,000 shares to Paul
S. Sidey. Douglas G. Gregg and Paul S. Sidey became directors and officers of the Company. Douglas G. Gregg is also the President and a director of PFGI and its two subsidiaries, Paramount Mortgage Investments, Inc. ("PMI") and Paramount Real Estate Investment Trust, Inc. ("PREI"). Paul S. Sidey is also the
Secretary and a director of PFGI, PMI and PREI. PFGI was incorporated on April 4, 1996 and is a consulting and corporate financial services firm specializing in the development and placement of commercial equipment leasing transactions and assisting clients with their capital formation needs. Articles of Merger were filed with the Nevada Secretary State and the Colorado Secretary of State on October 7, 2002 and October 29, 2002, respectively, both with the October 18, 2002 effective date.

Paramco Financial Group, Inc., a Colorado corporation was formed on April 22, 1996 under the name of Paramount Financial Group, Inc. On September 27, 2002, the Company filed an Amendment to its Articles of Incorporation with the Colorado Secretary of State to change its name to Paramco Financial Group, Inc. Paramco Financial Group, Inc. specializes in the development and placement of private debt financing and commercial equipment leasing transactions. At the time of its acquisition, Paramount Financial Group, Inc. also was structured with two wholly owned subsidiaries, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc. Neither of these subsidiaries was operational at the time of the acquisition.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Note 2 - Summary of significant accounting policies

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Marketable Securities

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities comprised of shares of common stock and preferred stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. During the year ended December 31, 2002, the Company invested in marketable equity securities of $315,711. On December 31, 2002, the Company determined that the investment in marketable securities was at zero value based upon the fair value of the marketable securities on December 31, 2002. The Company determined the decline in value of the marketable securities was permanent and therefore, recorded realized loss on marketable securities amounting $315,711 in the year ended December 31, 2002.




-PAGE-                        F-6



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

Revenue represents estimated net realizable amounts from clients, third-party payers and others for consulting services rendered.
Revenue is recognized when earned. Any adjustments to commissions are recognized in the year in which they occur.
Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising

The Company expenses advertising costs as incurred.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The Company did not have any options for its stock outstanding on December 31, 2002 and 2001.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.



-PAGE-                        F-7



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

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



-PAGE-                        F-8



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

Note 4 - Note receivable

The Company has a note receivable from an entity for $10,000 with 6 month term, unsecured, and bearing 10% interest, for cash advanced by the Company to the entity on November 21, 2002.

Note 5 - Due from officer

This amount of $4,600 represents the advance payment to an officer. The amount is due on demand and unsecured and bears an interest rate of 6% per year.




-PAGE-                        F-9



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Promissory notes payable

During the year ended December 31, 2002, the Company issued secured promissory notes amounting $716,963. The promissory notes carry interest rates of 12% and 18 % per annum and are due in twelve months. The interest is payable on a monthly basis and the principal will be repaid at the end of the term. The Company paid back $50,000 note during the year ended December 31, 2002.

All or part of loan proceeds may be rolled for an additional one-year term under the same terms and conditions as first year. Principal is secured by the Company owned publicly traded preferred stock of EMB Corporation. The promissory notes are additionally secured by 500,000 common shares of EMB Corporation and 1,000,000 privately held common shares EMB Corporation. The notes shall, at the option of the holder thereof, be immediately due and payable upon failure to make any payment due or for breach of any condition of any security interest, mortgage, pledge agreement or guaranty granted as collateral security for the notes or breach of any condition of any security agreement or mortgage, if any, having a priority over any security agreement or mortgage on collateral granted, in whole or in part, as collateral security for the notes or upon the filing of an assignment for the benefit of creditors, bankruptcy, or for relief under any provisions of the Bankruptcy Code; or by suffering an involuntary petition in bankruptcy or receivership not vacated within thirty days. On December 31, 2002, the securities had zero value as described in Note 2. The balance on the note amounted to $666,963 as on December 31, 2002.


The Company has an unsecured note for $46,529 payable with six monthly payments commencing March 2003 through August 2003.
Interest rate of 25% per annum will apply only if a default occurs.

The  Company also has an unsecured note for $5,000, bearing  25%
fee and due on demand.

In addition, the Company has a convertible note of $25,000, assumed on reverse acquisition of The Prestige Group.net, Inc. (note 13). The note is for a period of one year at an interest rate of 12% per annum. This note can be paid back in cash or common stock at a price 30% less than the average of the three lowest bid price for the ten-day period preceding the date the note becomes due.

Note 7 - Convertible notes payable

During the year ended December 31, 2002, the Company issued convertible notes amounting $220,000. The promissory notes carry interest rates of 12% per annum and are due in twelve months. At the option of the holder after 30 days from issuance, the note can be converted, in whole or in part, into the Company's common stock at the conversion price equal to the volume-weighted trading average closing bid price during the 10 consecutive trading days immediately preceding the conversion date.

Note 8 - Stockholder's equity

On September 10, 2002, the Company acquired 100% issued and outstanding shares of Paramount Financial Group, Inc. by issuing
1,562,500 shares of common stock of the Company

During the period from September 10, 2002 through December 31, 2002, the Company issued 793,116 shares of common stock for consulting fees and compensation of $47,256. Included in the consulting fees are 454,545 shares of common stock issued to an officer of the Company for the compensation amounting $31,818. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

The  Company incurred a consulting expense of $4,250 for  125,000 shares of common stock to be issued as of December 31, 2002.



-PAGE-                        F-10



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Basic and diluted net loss per share

Basic and diluted net loss per share for the year period ended December 31, 2002 and 2001 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 10 - Supplemental disclosure of cash flows

The  Company  prepares  its statements of cash  flows  using  the
indirect   method  as  defined  under  the  Financial  Accounting
Standard No. 95.

Cash flow statements for the year ended December 31, 2002 do not include the effects of the following transactions:

The   Company  issued  1,562,500  shares  of  common  stock   for
acquisition of Paramount Financial Group, Inc.

The Company issued 793,116 shares of common stock for consulting fees and compensation of $47,256.

The  Company incurred a consulting expense of $4,250 for  125,000 shares of common stock to be issued as of December 31, 2002.

The Company paid $0 for income tax during the year ended December
31, 2002 and 2001. The Company paid $74,545 for interest during the year ended December 31, 2002 and $0 for during the year ended
December 31, 2001.

Note 11 - Related party transactions

During  the  period from September 10, 2002 through December  31,
2002, the Company issued 454,545 shares of common stock to an officer of the Company for the compensation amounting $31,818.

The Company paid consulting fees to a Company related through common officer, amounting $355,274 during the year for various consulting work performed during the year ended December 31, 2002.

Note 12 - Income taxes

No provision was made for income taxes since the Company has net operating loss. At December 31, 2002 and 2001, the Company has a net operating loss for federal tax purposes of $625,531 and $1,203. Differences between financial statement and tax losses consist primarily of amortization allowance were immaterial at December 31, 2002 and 2001. The net operating losses carryforward may be used to reduce taxable income through the year 2022. The availability of the Company's net operating losses carryforward are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The Company has deferred tax assets of $213,000 and $400 at December 31, 2002 and 2001 relating to its net operating losses carried forward. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a 100% valuation allowance for these deferred tax assets.



-PAGE-                        F-11



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Acquisition

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

Note 14 - Commitments and litigations

Commitments:

On August 14, 2002, the Company signed an agreement with a consultant for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is for a three-year period. Under the agreement, the Company will pay the consultant, a total sum of $1,500,000 in installments, by issuance of shares of the Company's Common stock valued at the fair market price on the stock exchange on which the shares of the Company are being traded. The installments shall be subject to the following terms:



-PAGE-                        F-12



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  a) Within fifteen days of the execution of the agreement, the Company shall deliver 200,000 shares of common stock valued at $29,740.
  b) Before December 1, 2002, and every three month thereafter, through August 15, 2002, the Company shall deliver to the Consultant shares of the Company's common stock equal to $100,000.
  c) On or before August 15, 2002, the Company shall deliver to the Consultant shares of the Company's common stock equal to $300,000.

On December 31, 2002, this agreement was cancelled and the total compensation paid to date consisting 200,000 shares of the Company's common stock was considered as payment in full for all services rendered to the cancellation date.

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

On October 10, 2002, the Company signed an agreement with a consultant for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is through September 30, 2003. Under the agreement, the Company will pay the consultant fees in the form of 500,000 shares of the Company's Common stock. As of December 31, 2002, none of 500,000 shares were issued and the Company recorded 125,000 shares to be issued for $4,250. Subsequently, in April 2003, this agreement was cancelled and the parties agreed to consider the issuance of 150,000 shares in aggregate of the Company's common stock as full satisfaction of all claims against the Company.

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


-PAGE-                        F-13



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company has accumulated operating losses of $998,985 since inception, including a net loss of $940,039 for the year ended December 31, 2002. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 16 - Subsequent event

On January 31, 2003, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Woodlands S.A. Financial Services, Inc., a Texas corporation ("Woodlands") from Michael S. Goodlett, Sr. and Terrence Riely, pursuant to a Purchase Agreement dated January 31, 2003. In exchange for all of the shares of common stock of Woodlands, the Company issued an aggregate of 150,000 shares of its restricted Series C Convertible Preferred Stock, comprised of 75,000 shares to Michael S. Goodlett, Sr. and 75,000 shares to Terrence Riely. As a part of the transaction, Terrence Riely has been named to the Board of Directors of the Company. Woodlands will continue to operate as a wholly owned subsidiary of the Company with Mr. Goodlett and Mr. Riely remaining in their positions of Director and President and Director and Secretary/Treasurer, respectively.

Woodlands,  incorporated in the State of  Texas  on  October  24,
1995,  is  a  specialty finance company            that  provides
asset-backed financing to healthcare service providers.  Its core
business  is  medical           receivables  finance.   Woodlands
provides these services solely in the United States. Its portfolio of receivables is referred to as "net financed assets," and is comprised of the notes secured by medical receivables. As of January 31, 2003, its total net financed assets and equity were $4,809,772.84 and $289,087.14, respectively

Paramco Financial Group, Inc., a Nevada corporation (Corporation), reincorporated in Delaware through a merger of the Corporation into Paramco Financial Group, Inc., a newly formed Delaware corporation ("Paramco Delaware") with Paramco Delaware surviving the merger. The reincorporation was effected on April 8, 2003 and resulted in:



-PAGE-                        F-14



                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(i)      The Corporation being governed by the laws of the State of Delaware;
(ii) The right to receive one share of common stock of Paramco Delaware for each ten shares of common stock of the Corporation owned as of the record date of the reincorporation
(iii) The persons serving presently as officers and directors of the Corporation to serve in their respective capacities after the reincorporation;
(iv) The outstanding shares of Series D Convertible Preferred Stock of the Corporation being converted into 23,385,230 shares of Paramco Delaware's common stock that will represent approximately 98.7% of the total number of outstanding shares of Paramco Delaware after the reincorporation;
(v) Paramco Delaware's Certificate of Incorporation authorizing the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock;
(vi) authority to adopt the 2003 Directors, Officers and consultants Stock Option, Stock Warrant and Stock Award Plan;

(vii) the board of directors to be divided into three classes which shall be as nearly equal in number as possible.

















-PAGE-                        F-15




Item 8.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     The following changes in Accountants for the Company were disclosed in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August
16, 2002, as amended in the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on August
30, 2002.

     On August 13, 2002 the Company dismissed its independent accountant, G Bradford Beckstead CPA. The reports of G. Bradford Beckstead for the fiscal years ended December 31, 2001 and December 31, 2000 contained no adverse opinion, disclaimers of opinion; however the audit reports contained going concern qualifications which are common to development state companies. The decision to dismiss G. Bradford Beckstead CPA was made by the Board of Directors of the Company. At no time during the fiscal years ended December 31, 2000 or December 31, 2001, nor during the interim period from January 1, 2002 through August 13, 2002, were there any disagreements with G. Bradford Beckstead CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On August 13, 2002, the Company engaged the firm of Kabani & Company, Inc., of Fountain Valley, California, as independent accountants for the Company. Prior to August 13, 2001, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company, Inc. concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements or any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.


                            PART III

Item 9.   Directors,   Executive  Officers,  Promoters   and
          Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

Name(1)(2)            Age   Position
-----------------    -----  -----------------------------------------
Douglas G. Gregg       61    Chairman of the Board and Chief Executive
                             Officer
Paul S. Sidey          45    Director and President
Terrence Riely         59    Director, Secretary, Acting Treasurer and
                             Acting Chief Financial Officer

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.




-PAGE-




     The   background  and  principal  occupations  of  each
director and executive officer of the Company are as follows:

     Douglas G. Gregg. Douglas G. Gregg has been Chairman of the Board and Chief Executive Officer of the Company since March 13, 2003. From July 16, 2002 through March 12, 2003, Mr. Gregg served as Chairman and President of the Company. Prior to his association with the Company, Mr. Gregg was a director and President of Paramount Financial Group, Inc. ("Paramount"), a Denver, Colorado based company that he founded in 1996, which specialized in the development and placement of private debt financing and commercial equipment leasing transactions. Paramount, along with its subsidiaries, Paramount Mortgage Investment, Inc. and Paramount Real Estate Investment Trust, Inc., companies that were formed in February 2002 by Mr. Gregg to engage in residential and commercial mortgage investments and commercial real estate transactions, respectively, were acquired by the Company on September 10, 2002. At that time, Paramount was merged into the Company and the subsidiaries changed their names to Paramco Mortgage Corporation and Paramco Investments, Inc. Mr. Gregg continues to serves as a director and President of each. Pursuant to a stipulated order dated November 12, 2002, between Mr. Gregg and the State of Idaho, Department of Finance, Securities Bureau, Mr. Gregg admitted selling an unregistered security to one resident of the State of Idaho and agreed to be permanently enjoined from further sales of unregistered securities in the State of Idaho without the prior written consent of the Idaho Department of Finance.

Paul S. Sidey. Mr. Sidey has been President of the Company since March 13, 2003 and continues to serve as a director. From July 16, 2002 through March 12, 2003, Mr. Sidey served as Secretary and a director of the Company. From February 2001 to September 10, 2002, Mr. Sidey served as Secretary and a director of Paramount Financial Group, Inc., ("Paramount"), a Denver, Colorado based company which specialized in the development and placement of private debt financing and commercial equipment leasing transactions.
Mr. Sidey became Secretary and a director of Paramount Mortgage Investments, Inc. in March 2002 and, in April 2002, Secretary of Paramount Real Estate Investment Trust, Inc., companies that were formed in February 2002 to engage in residential and commercial mortgage investments and commercial real estate transactions, respectively. Paramount, along with its subsidiaries, Paramount Mortgage Investment, Inc. and Paramount Real Estate Investment Trust, Inc., were acquired by the Company on September 10, 2002.
At that time, Paramount was merged into the Company and the subsidiaries changed their names to Paramco Mortgage Corporation and Paramco Investments, Inc. Mr. Sidey continues to serves as a director and Secretary of each. Between June 2000 and February 2001, he served as a consultant to Paramount in the establishment of its mortgage banking business. Between August 1999 and June 2000, Mr. Sidey was employed by Stonecreek Funding, a Colorado mortgage banking company, at which he held the positions of loan representative. From April 1997 to July 1999, Mr. Sidey served as Vice President - Operations for Centennial Banc Share Corp., a publicly traded mortgage company based in Denver, Colorado.




-PAGE-




Terrence Riely. Mr. Riely has been a director of the Company since January 22, 2003 and on March 13, 2003 was named Secretary, Acting Treasurer and Acting Chief Financial Officer. Mr. Riely has been in the financial services business in San Antonio, Texas since 1981. He has been a Certified Financial Planner since 1986 and has owned, operated and later sold a NASD Broker-Dealer Firm, Terry Riely & Associates. He founded Woodlands in 1995 with Michael S. Goodlett, Sr., and has served as a director and Secretary of Woodlands since its inception to the present. On January 31, 2003, Messrs. Riely and Goodlett sold Woodlands to the Company and it became a wholly owned subsidiary of the Company.

     The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

     The board of directors has not yet established a compensation committee.

     Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002.

Item 10.  Executive Compensation.

          The following table sets forth the compensation required to be reported pursuant to Item 402 of Regulation S-
B. We have omitted all other sections of the Summary Compensation Table referenced in Item 402 because, during the periods reported, there was no other annual compensation and there was no long-term compensation in the form of restricted stock awards, options/SARs (granted or exercised), LTIP payouts, or otherwise.

                 Summary Compensation Table

                                            Annual Compensation
Name and Principal Position (1)    Year     Salary       Bonus
-------------------------------   ------   ---------   ----------
Douglas G. Gregg (2)               2002     $261,668      -0-
Chairman and Chief Executive       2001      $72,800      -0-
Officer

Paul S. Sidey (3)                  2002     $125,424      -0-
President                          2001       $7,321      -0-





-PAGE-




(1) Joseph M. Dzierwa resigned as a director and President of the predecessor entity (accounting acquiree) and Pamela
J. Dzierwa resigned as a director and Secretary on July 16, 2002. For the two fiscal years ended December 31, 2002, neither such person received any compensation of the nature required to be reported pursuant to Item 402 of Regulation S-B.
(2)  Mr. Gregg was elected Chairman and Chief Executive
Officer on March 13, 2003; prior to that, he had been named President, Acting Chief Financial Officer and a director on July 16, 2002. The compensation reflected as salary was received through a consulting agreement by and between the Company and Advanced Capital Corporation, a Colorado corporation, dated January 3, 2001. Advanced Capital Corporation is an entity 100% owned by Mr. Gregg.
(3) Mr. Sidey was elected President on March 13, 2003, prior to that, he was named Secretary and a director on July 16, 2002. The compensation reflected as salary was received through a consulting agreement by and between the Company and Advanced Capital Corporation, dated January 3, 2001.

     Board Compensation. Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The table following sets forth information regarding the beneficial ownership of common stock for each person who is known by us to be the beneficial owner of more than five percent of our voting securities, for each of our directors and named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

     As of April 11, 2003, the Company had 23,715,39 shares of common stock outstanding. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of April 11, 2003 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

 Name of Beneficial Owner (1)       Number of        Percent of
                                     Shares            Class
------------------------------   --------------    --------------
 Douglas G. Gregg (2)              20,612,505              86.92
 Paul S. Sidey (3)                  2,772,725              11.69
 Airline Communications, Ltd.(4)   13,299,998              56.08
 Ashord  Capital LLC (5)              131,000             100.00
 Terrence Riely (6)                    75,000              50.00
 Michael S. Goodlett, Sr. (7)          75,000              50.00

 All executive officers and        23,385,230              98.61
 directors as a group               (common)             (common)
 (3 persons) (8)
                                       75,000              50.00
                             (preferred, Series C) (preferred, Series C)




-PAGE-




     (1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.

     (2) All shares referenced herein constitute shares of our common stock. Such number includes 13,299,998 shares held in the name of Airline Communications, Ltd., of which Mr. Gregg is the director, President, Secretary, and sole shareholder. Mr. Gregg's address is 4610 So. Ulster Street, Suite 150, Denver, CO 80237.

     (3) All shares referenced herein constitute shares of our common stock. Mr. Sidey's address is 4610 So.
     Ulster Street, Suite 150, Denver, CO 80237.

     (4) All shares referenced herein constitute shares of our common stock and have also been included in Mr.
     Gregg's holdings, as he is the director, President, Secretary, and sole shareholder of Airline
     Communications, Ltd.  Its address is 16025 Sequoia
     Drive, Parker, CO 80134.

     (5) All shares referenced herein constitute shares of our Series A Preferred Stock, all, but not less than all of which are convertible at any time into three percent of our then outstanding common stock.
     Ashford's address is 65 Enterprise, Aliso Viejo, CA
     92650.

     (6) All shares referenced herein constitute shares of our Series C Preferred Stock. Mr. Riely's address is
     2391 N.E. Loop 410, Suite 103, San Antonio, TX 78217.

     (7) All shares referenced herein constitute shares of our Series C Preferred Stock. Mr. Goodlett's address is 2391 N.E. Loop 410, Suite 103, San Antonio, TX
     78217.

     (8) All shares referenced herein constitute shares of our common stock and includes all shares described in Notes 2 through 4, above.

Item 12.  Certain Relationships and Related Transactions.

     On January 3, 2002, the Company executed consulting agreements with B.M.M., LLC and Denford Investments, LLC. B.M.M., LLC is a company wholly owned by the brother of Pamela J. Dzierwa, one of the then officers and directors of the Company. B.M.M. LLC is also a shareholder of the Company. Denford Investments, LLC is a shareholder of the Company. Each entity will provide consulting services for the Company for a period of 6 months from the date of execution of the agreement and will receive a total of 540,000 shares of common stock valued at $54,000.




-PAGE-




     On July 16, 2002, a transaction was completed, whereby Ashford Capital LLC sold 2,600,000 shares of our Common Stock to Airline Communications, Ltd., an entity controlled by Douglas G. Gregg. As of such date, such stock represented 61% of our issued and outstanding Common Stock. Concurrently with the closing of such transaction, our officers and directors resigned and Mr.. Gregg was elected a director, President and Acting Chief Financial Officer and Paul S. Sidey was elected a director and Secretary. Reference is made to our Schedule 14f-1, which was filed with the Securities and Exchange Commission on July 8, 2002, and to our Current Report on Form 8-K dated July 16, 2002, which was filed with the Securities and Exchange Commission on July 25, 2002, for further information concerning this transaction.

     On September 10, 2002, a transaction was completed, whereby we acquired all of the issued and outstanding capital stock of PFG, in exchange for which we issued 1,462,500 shares of our restricted common stock to Douglas
G. Gregg and 100,000 shares to Paul S. Sidey. At the time of the transaction, Mr. Gregg served as one of our directors and our President and Acting Chief Financial Officer and Mr. Sidey served as one of our directors and our Secretary. In addition to being the shareholders of PFG, Messrs. Gregg and Sidey also served as directors and officers of PFG and its two subsidiaries. Reference is made to our Current Report on Form 8-K dated September 10, 2002, which was filed with the Securities and Exchange Commission on September 12, 2002, for further information concerning this transaction.

     On or about September 17, 2002, we issued 454,545 shares of our restricted Common Stock to Mr. Sidey in connection with the cancellation of PFG's obligation of approximately $50,000 to Mr. Sidey due to services he had previously rendered to PFG.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits: (Items marked with "*" are included herein)

     Exhibit
     Number                   Description

     2.1       Agreement and Plan of Merger of Paramco
               Financial Group, Inc. (a Nevada corporation) with and into Paramco Financial Group, Inc.
               (a Delaware corporation) dated February 26,
               2003, was filed with the Secretary of State of the State of Nevada and the Secretary of State of the State of Delaware on April 7,
               2003, and was filed with the Securities and Exchange Commission on March 17, 2003 as
               Exhibit A to the Company's Schedule 14C -
               Definitive Information Statement - is hereby incorporated by this reference.




-PAGE-




     3.1       Certificate of Incorporation of Paramco
               Financial Group, Inc., a Delaware
               corporation, dated March 12, 2003, was filed with the Secretary of State of the State of Delaware on March 14, 2003, and was filed with the Securities and Exchange Commission on March 17, 2003 as Exhibit B to the
               Company's Schedule 14C - Definitive
               Information Statement - is hereby
               incorporated by this reference.

     3.2*      By-laws of Paramco Financial Group, Inc., a
               Delaware corporation.

     4.1       2003 Directors, Officers and Consultants Stock Option,
               Stock Warrant and Stock Award Plan, which was filed with the Securities and Exchange Commission on April 11, 2003 as
               Exhibit 4.1 to the Company's Registration Statement on Form S-8, is hereby incorporated by this reference.

     4.2 2002 Stock Plan, which was filed with the Securities and Exchange Commission on August 6, 2002 as Exhibit 4.1 to the Company's Registration Statement on Form S-8, is hereby incorporated by this reference.

     10.1 Purchase Agreement, dated June 13, 2002, by and between Ashford Capital LLC and Airline
               Communications, Ltd., which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.1 to the
               Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     10.2      Secured Promissory Note of Airline
               Communications, Ltd. And Woodlands S.A.
               Financial Services, Inc., dated July 16,
               2002, which was filed with the Securities and Exchange Commission on July 25, 2002, as
               Exhibit 99.2 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     10.3 Security Agreement, dated July 16, 2002, by and among Airline Communications, Ltd. and Woodlands S.A. Financial Services, Inc. and Ashford Capital LLC, which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.3 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     10.4 Letter of Intent, dated August 5, 2002, by and among Douglas G. Gregg and Paul S. Sidey and The Prestige Group.Net, Inc. which was filed with the Securities and Exchange Commission on August 5, 2002, as Exhibit 99.4 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.




-PAGE-




     10.5 Purchase Agreement by and among The Prestige Group.Net, Inc., Douglas G. Gregg and Paul S. Sidey dated September 10, 2002, which was filed with the Securities and Exchange Commission on September 12, 2002, as Exhibit
               10.5 to the Company's Current Report on Form
               8-K, is hereby incorporated by this
               reference.

     10.6      Purchase Agreement by and among Paramco Financial
               Group, Inc., Michael S. Goodlett and Terrence Riely dated January 31, 2003, which was filed with the Securities and Exchange Commission on February 18, 2003, as Exhibit 10.6 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     10.7.1*   Consulting Agreement by and between Paramco
               Financial Group, Inc. and Karin Hoermann, dated February 12, 2003.

     10.7.2*   Consulting Agreement by and between Paramco
               Financial Group, Inc. and Castlegate Group,
               Inc., dated February 12, 2003.

     10.7.3*   Consulting Agreement by and between Paramco
               Financial Group, Inc. and Trufello
               Associates, Ltd., dated February 12, 2003.

     10.7.4*   Consulting Agreement by and between Paramco
               Financial Group, Inc. and Jack Sherman, dated
               February 12, 2003.

     10.7.5*   Consulting Agreement by and between Paramco
               Financial Group, Inc. and Resource Capital
               Management, Inc., dated February 12, 2003.

     99.1 Purchase Agreement, dated June 13, 2002, by and between Ashford Capital LLC and Airline
               Communications, Ltd., which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.1 to the
               Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.2      Secured Promissory Note of Airline
               Communications, Ltd. and Woodlands S.A.
               Financial Services, Inc., dated July 16,
               2002, which was filed with the Securities and Exchange Commission on July 25, 2002, as
               Exhibit 99.2 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.3 Security Agreement, dated July 16, 2002, by and among Airline Communications, Ltd. and Woodlands S.A. Financial Services, Inc. and Ashford Capital LLC, which was filed with the Securities and Exchange Commission on July 25, 2002, as Exhibit 99.3 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.




-PAGE-




     99.4 Letter of Intent, dated August 5, 2002, by and among Douglas G. Gregg and Paul S. Sidey and The Prestige Group.Net, Inc. which was filed with the Securities and Exchange Commission on August 5, 2002, as Exhibit 99.4 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.5 Press Release by The Prestige Group.Net, Inc., dated August 6, 2002, concerning the Letter of Intent, dated August 5, 2002, by and between The Prestige Group.Net, Inc., Douglas G. Gregg and Paul S. Sidey, which was filed with the Securities and Exchange Commission on August 5, 2002, as Exhibit 99.5 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.5.1    Agreement for Consulting Services, dated August
               14, 2002, by and between The Prestige Group.Net, Inc. and Trufello Associates Limited, which was filed with the Securities and Exchange Commission on August 16, 2002, as
               Exhibit 99.5 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.5.2*   Cancellation of Agreement for Consulting
               Services by and between Paramco Financial
               Group, Inc. and Trufello Associates Limited, dated December 31, 2002

     99.6 Letter of Intent dated September 5, 2002, by and between The Prestige Group.Net, Inc., and Boyd Basham, which was filed with the Securities and Exchange Commission on September 9, 2002, as Exhibit 99.6 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.7 Press Release by The Prestige Group.Net, Inc., dated September 10, 2002, concerning the Letter of Intent dated
               September 5, 2002, by and     between The Prestige
               Group.Net, Inc., and Boyd Basham, which was filed with the Securities and Exchange Commission on September 9, 2002, as
               Exhibit 99.7 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.8 Press Release by The Prestige Group.Net, Inc., dated September 13, 2002, concerning the acquisition of Paramount Financial Group, Inc. by The Prestige Group.Net, Inc., which was filed with the Securities and Exchange Commission on September 12, 2002, as Exhibit 99.8 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.




-PAGE-




     99.9 Letter of Intent dated September 24, 2002 by and between The Prestige Group.Net, Inc.,
               Michael S. Goodlett and Terrance Riely,
               which was filed with the Securities and
               Exchange Commission on October 1, 2002, as
               Exhibit 99.9 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.10 Press Release by The Prestige Group.Net, Inc., dated October 1, 2002, concerning the Letter of Intent dated September 24, 2002 by and between The Prestige Group.Net, Inc., Michael S. Goodlett and Terrance Riely, which was filed with the Securities and Exchange Commission on October 1, 2002, as Exhibit
               99.10 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.11 Press Release by The Prestige Group.Net, Inc., dated October 18, 2002, concerning the merger of Paramco Financial Group, Inc. a Colorado corporation, a wholly owned subsidiary of the Company, with and into the Company, the change of name of the Company, a Nevada corporation, to Paramco Financial Group, Inc., and the change of trading symbol and CUSIP number, which was filed with the Securities and Exchange Commission on October 18, 2002, as Exhibit
               99.11 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.12 Press Release by Paramco Financial Group, Inc., dated February 18, 2003, concerning the acquisition of Woodlands S.A. Financial Services, Inc., by Paramco Financial Group, Inc., which was filed with the Securities and Exchange Commission on February, 18, 2003, as Exhibit
               99.12 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.13 Subscription Agreement dated January 3, 2003, by and between Paramco Financial Group, Inc. and Ashford Capital LLC, which was filed with the Securities and Exchange Commission on February, 18, 2003, as Exhibit 99.13 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.14 Press Release by Paramco Financial Group, Inc., dated April 10, 2003, concerning the completion of the merger of Paramco Financial Group, Inc., a Nevada corporation, with and into Paramco Financial Group, Inc. a Delaware corporation, which was filed with the Securities and Exchange Commission on April 10, 2003, as Exhibit 99.1 to the Company's Amendment No. 2 to the Current Report on Form 8-K, is hereby incorporated by this reference.




-PAGE-




     (b)  Reports on Form 8-K.

          (1) On October 1, 2002, the Company filed a Current Report on Form 8-K disclosing the Letter of Intent dated September 24, 2002, by and between The Prestige Group.Net, Inc., Michael S. Goodlett and Terrence Riely whereby the Company proposed to acquire all of the issued and outstanding capital stock of Woodlands S.A. Financial Services, Inc.

          (2) On October 18, 2002, the Company filed a Current Report on Form 8-K disclosing (1) the merger of its wholly owned subsidiary, Paramco Financial Group, Inc., Colorado corporation (formerly known as Paramount Financial Group, Inc.) with and into the Company, (2) the change of the Company's name to Paramco Financial Group, Inc. and (3) a new trading symbol and CUSIP number for the Company.

          (3) On February 18, 2003, the Company filed a Current report on Form 8-K disclosing (1) the closing of the transaction on January 31, 2003 whereby, pursuant to a Purchase Agreement dated January 31, 2003 by and among Paramco Financial Group, Inc., Michael S. Goodlett and Terrence Riely, the Company acquired all of the outstanding capital stock of Woodlands S.A. Financial Services, Inc., including the filing with the Nevada Secretary of State on January 23, 2003 of a Certificate of Determination for a Series B Convertible Preferred Stock; (2) the termination on December 19, 2002 of the Letter of Intent by and between the Company and Boyd Bassham for the Company to acquire Wall Street Mortgage Corporation; (3) the sale by means of a private placement on January 3, 2003 of 131,000 shares of Series A Convertible Preferred Stock to Ashford Capital LLC; and (4) the filing with the Nevada Secretary of State on January 15, 2003 of a Certificate of Determination for a Series B Convertible Preferred Stock, none of which has been issued as of the date of this Annual Report.

          (4) On March 17, 2003, the Company filed a Current Report on Form 8-K disclosing the election of executive officers.

          (5) On April 10, 2003, the Company filed a Current Report on Form 8-K, and Amendment Nos. 1 and 2 thereto, disclosing
               (1) the completion of the merger of Paramco Financial Group, Inc., a Nevada corporation, with and into Paramco Financial Group, Inc. a Delaware corporation and (2) a new trading symbol.




-PAGE-




Item 14.  Controls and Procedures.

Quarterly evaluation of the company's Disclosure Controls and Internal Controls.

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing immediately following the Signatures section of this Annual Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002
(the Section 302 Certification). This section of the Annual
Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.




-PAGE-




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

Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.




-PAGE-




     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
























-PAGE-




                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              PARAMCO FINANCIAL GROUP, INC.


                    By:  /s/ Douglas G. Gregg
                         -------------------------------
                         Douglas G. Gregg
                         Chairman of the Board
                         and Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     April 15, 2003
                                   /s/ Douglas G. Gregg
                                   ----------------------------
                                   Douglas G. Gregg
                                   Chairman of the Board
                                   and Chief Executive Officer


                                    /s/ Paul S. Sidey
                                   ----------------------------
                                   Paul S. Sidey
                                   Director and President


                                    /s/ Terrence Riely
                                   ----------------------------
                                   Terrence Riely
                                   Director,  Secretary,  Acting
                                   Chief Financial Officer and
                                   Acting Principal Accounting
                                   Officer
















-PAGE-




                       CERTIFICATIONS

     I, Douglas G. Gregg, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Paramco Financial Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
       "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  April 15, 2003.


                              By:   /s/ Douglas G. Gregg
                                   -------------------------------
                                   Douglas G. Gregg
                                   Chairman of the Board
                                   and Chief Executive Officer




-PAGE-




          I, Terrence Riely, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Paramco Financial Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  April 15, 2003.


                              By:  /s/ Terrence Riely
                                   --------------------
                                   Terrence Riely




-PAGE-