Form 10QSB
period 2003-03-31
PARAMCO FINANCIAL GROUP INC
filed 2003-05-21
CIK 1103406

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

     Commission File Number:  000-32495

                PARAMCO FINANCIAL GROUP, INC.
               -------------------------------
              (Name of small business issuer as
                  specified in its charter)

             Delaware                      88-0441287
        -----------------               ----------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

  4610 So. Ulster Street, Suite 150, Denver, Colorado 80237
  ---------------------------------------------------------
     (Address of principal executive offices / Zip Code)

                      (720) 528-7303
                    -------------------
                 (Issuer's telephone number)

                             N/A
                     ------------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,182,747 as of May 12, 2003.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]




                       -COVER-




PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements



                           PARAMCO FINANCIAL GROUP, INC.
           (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
                             CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 2003
                                    (UNAUDITED)

                                       ASSETS


 CURRENT ASSETS:
   Cash & cash equivalents                                    $     68,992
   Interest receivable                                               1,383
   Note receivable                                                  13,600
   Due from officers                                                69,500
                                                              --------------
            Total current assets                                   153,475


 OTHER ASSETS
   Deposit                                                          24,535
                                                              --------------
                                                              $    178,010
                                                              ==============
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   Accounts payable                                           $    300,294
   Accrued expenses                                                 17,478
   Notes payable                                                   458,500
   Convertible notes payable assumed on acquisition                 25,000
   Convertible notes payable                                       703,492
                                                              --------------
                                                                 1,504,764

 COMMITMENTS

 STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, 4,869,000
     shares authorized, none issued                                      -
   Series A convertible Preferred Stock $0.001 par
     value per share, 131,000  shares authorized,
     131,000 shares issued                                          18,000
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 832,702 issued and outstanding                 832
   Additional paid-in capital                                       67,853
   Note receivable - Preferred stock                               (18,000)
   Accumulated deficit                                          (1,395,439)
                                                              --------------
               Total stockholders' deficit                      (1,326,754)
                                                              --------------
                                                              $    178,010
                                                              ==============







                               -PAGE-





                    PARAMCO FINANCIAL GROUP, INC.
   (formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
                CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (UNAUDITED)

                                               2003             2002
                                          --------------   --------------
Net revenue                               $          -     $         -

Cost of revenue                                      -               -
                                          -------------------------------
Gross profit                                         -               -

Operating expenses                             368,043          55,266
                                          -------------------------------
Loss from operations                          (368,043)        (55,266)

Other income (expense):
  Interest expense                             (27,611)         (3,649)
  Miscellaneous expense                              -         (15,880)
                                          --------------   --------------
Net loss before income tax                    (395,654)        (74,795)

Provision for Income Taxes                        (800)              -
                                          --------------   --------------
Net Loss                                  $   (396,454)    $   (74,795)
                                          ==============   ==============
Basic and diluted net loss per share:     $      (0.51)    $     (0.48)
                                          ==============   ==============
Basic and diluted weighted average
   shares outstanding                          779,013         156,250
                                          ==============   ==============

Basic and diluted weighted average shares outstanding have been restated for 2001 to affect the recapitalization upon reverse merger on September 10, 2002.

Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:10 reorganization for all shareholders on April 8, 2003.





                               -PAGE-




                               PARAMCO FINANCIAL GROUP, INC.
               (formerly Prestige Group.net,Inc. and Prestige Jewelry, Inc.)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                        (UNAUDITED)

                                                       2003            2002
                                                   ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net                                            $   (396,454)  $    (74,795)
   loss
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Loss on permanent decline in value
     of marketable securities                                -       (105,000)
     Shares issued for services                         10,250              -
     (Increase)  in current assets
        Interest Receivable                             (1,383)             -
        Deposit                                        (24,000)             -
     Increase/ (decrease) in current liabilities:
        Customer deposit                                     -              -
        Accounts payable and accrued expense           306,215        (10,279)
                                                   ------------   ------------
   Total Adjustments                                   291,082       (115,279)
                                                   ------------   ------------
     Net cash used in operating activities            (105,372)      (190,074)
                                                   ------------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of officer advances                       (64,900)             -
     Payment of notes payable                         (284,992)             -
     Proceeds from notes payable                       508,492        217,774
     Proceeds from issuance of shares                        -            307
                                                   ------------   ------------
     Net cash provided by financing activities         158,600        218,081
                                                   ------------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Payment of note receivable                         (3,600)             -
     Investment in securities                                -              -
                                                   ------------   ------------
     Net cash used in investing activities              (3,600)             -
                                                   ------------   ------------
 NET INCREASE IN CASH & CASH EQUIVALENTS                49,628         28,007

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE             19,364         10,123
                                                   ------------   ------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE          $     68,992   $     38,130
                                                   ============   ============





                               -PAGE-



                     PARAMCO FINANCIAL GROUP, INC.
    (Formerly Prestige Group. net, Inc. and Prestige Jewelry, Inc.)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on April 16, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Reclassifications

Certain  comparative  amounts  have  been  reclassified   to
conform with the current year's presentation.

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Paramco Financial Group, Inc. and its 100% wholly owned subsidiaries Paramco Mortgage Corporation (PMC) and Paramco Investments, Inc. (PII). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Paramco Financial Group, Inc. (PFGI) by the Company on September 10, 2002, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of PFGI control the majority of the outstanding shares of common stock of the
Company immediately following the acquisition. The historical results for the three-month period ended March 31, 2003 include the Company (from the date of acquisition), PFGI, PMC and PII, while the historical results for the three-month period ended March 31, 2002 include only PFGI.

Note 3 - Recent pronouncements

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-
leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. . The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.


                               -PAGE-



                     PARAMCO FINANCIAL GROUP, INC.
    (Formerly Prestige Group. net, Inc. and Prestige Jewelry, Inc.)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. . The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30, 2003 the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.



                               -PAGE-



                     PARAMCO FINANCIAL GROUP, INC.
    (Formerly Prestige Group. net, Inc. and Prestige Jewelry, Inc.)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Note receivable

The Company has a note receivable from an entity for $13,600 with 6 month term, unsecured, and bearing 10% interest, for cash advanced by the Company to the entity on November 21, 2002.


Note 5 - Due from officer

This amount of $69,500 represents the advance payment to an officer. The amount is due on demand and unsecured and bears an interest rate of 6% per year.

Note 6 - Promissory notes payable:

Through March 31, 2003, the Company has issued secured promissory notes amounting $718,492. The promissory notes carry interest rates of 12% and 18 % per annum and are due in twelve months. The interest is payable on a monthly basis and the principal will be repaid at the end of the term. The Company paid back $15,000 note during the three-month period ended March 31, 2003.

All  or  part  of  loan  proceeds  may  be  rolled  for  an
additional   one-year  term  under  the  same   terms   and
conditions  as  first year. Principal  is  secured  by  the
Company  owned  publicly  traded  preferred  stock  of  EMB
Corporation. The promissory notes are additionally  secured
by  500,000  common  shares  of  the  EMB  Corporation  and
1,000,000   privately  held  common  shares  of   the   EMB
Corporation. The notes shall, at the option of the  holders
thereof,  be  immediately due and payable upon  failure  to
make any payment due or for breach of any condition of  any
security  interest, mortgage, pledge agreement or  guaranty
granted  as collateral security for the notes or breach  of
any  condition  of any security agreement or  mortgage,  if
any,  having  a  priority over any  security  agreement  or
mortgage  on  collateral granted, in whole or in  part,  as
collateral security for the notes or upon the filing of  an
assignment for the benefit of creditors, bankruptcy, or for
relief under any provisions of the Bankruptcy Code;  or  by
suffering   an   involuntary  petition  in  bankruptcy   or
receivership  not vacated within thirty days.  On  December
31,  2002,  the securities had zero value as  described  in
Note 2.

In addition, the Company has a convertible note of $25,000, assumed on reverse acquisition of The Prestige Group.net, Inc. (note 13). The note is for a period of one year at an interest rate of 12% per annum. This note can be paid back in cash or common stock at a price 30% less than the average of the three lowest bid price for the ten-day period preceding the date the note becomes due.

Note 7 - Convertible notes payable

Through  March 31, 2003, the Company has issued convertible
notes   amounting  $458,500.  The  promissory  notes  carry
interest rates of 12% per annum and are due in twelve months. At the option of the holder after 30 days from issuance, the note can be converted, in whole or in part, into the Company's common stock at the conversion price equal to the volume-weighted trading average closing bid price during the 10 consecutive trading days immediately preceding the conversion date.


Note 8 - Stockholder's equity and related note receivable

All shares and per share amounts have been retroactively restated to reflect the reverse split discussed below.

On March 20, 2002, the Company effectuated a 1:5 reverse stock split for all shareholders as of that date.

                               -PAGE-



                     PARAMCO FINANCIAL GROUP, INC.
    (Formerly Prestige Group. net, Inc. and Prestige Jewelry, Inc.)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


During the three month period ended March 31, 2003, the Company issued 99,934 shares of common stock for consulting fees of $10,250. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

During the three month period ended March 31, 2003, the Company issued 131,000 shares of Series A Convertible Preferred Stock for a note received for $18,000. The holders of the Preferred shares are entitled to a dividend at a rate determined by the Company's Board of Directors, on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company. Preferred shares are convertible into shares of the Company's common stock, par value $0.001 per share. The note receivable of $18,000 has been reflected in the equity section of the accompanying financial statements.

Note 9 - Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month period ended March 31, 2003 and 2002 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 10 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting
Standard No. 95.

The Company paid $0 for income tax during the three-month periods ended March 31, 2003 and 2002. The Company paid
$25,045 and $0 for interest during the three-month periods ended March 31, 2003 and 2002, respectively.

Note 11 - Acquisition

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


                               -PAGE-



                     PARAMCO FINANCIAL GROUP, INC.
    (Formerly Prestige Group. net, Inc. and Prestige Jewelry, Inc.)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

Note 12 - Commitments and litigations

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



                               -PAGE-



                     PARAMCO FINANCIAL GROUP, INC.
    (Formerly Prestige Group. net, Inc. and Prestige Jewelry, Inc.)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Litigations:

On April 24, 2003, Paramco Financial Group, LLC and Mr. Douglas G. Gregg, the president and chairman of the board of directors of the Company was named as a defendant in a lawsuit styled, State of Colorado, Arthur Hall, vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas G. Gregg, president and director, in his official and individual capacities, in the District Court of the Denver County, Colorado, Case No. 03 CV 2874. Plaintiff has alleged causes of action against the defendants for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation for failure and refusal to pay plaintiff the compensation and travel expenses to which he is entitled under the contracts. Plaintiff has requested the following relief: (i) compensatory damages including the payment of all contract payments, back pay, bonuses, and front pay to which plaintiff was and is entitled, (ii) compensatory damages including payment for emotional distress suffered by plaintiff as a result of defendants' conduct, (iii) punitive damages on defendants' willful and wanton breach of contract and on all claims allowed by law, (iv) defendants pay plaintiff's attorney fees and the costs of this action, including expert witness fees, on all claims allowed by law,
(v) defendants pay pre- and post-judgment interest at the lawful rate, and (vi) any further relief that this court deems just and proper, and any other relief as allowed by law. Todate, neither defendant has been required to file a responsive pleading. The Company intend to defend its legalposition vigorously.

Note 13 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2003, the Company has accumulated operating losses of $1,395,439 since inception, including a net loss of $396,454 for the three-month period ended March 31, 2003. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the
Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 14- Subsequent Events

On January 31, 2003, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Woodlands S.A. Financial Services, Inc., a Texas corporation ("Woodlands") from Michael S. Goodlett, Sr. and Terrence Riely, pursuant to a Purchase Agreement dated January 31, 2003. In exchange for all of the shares of common stock of Woodlands, the Company issued an aggregate of 150,000 shares of its restricted Series C Convertible Preferred Stock, comprised of 75,000 shares to Michael S. Goodlett, Sr. and 75,000 shares to Terrence Riely. As a part of the transaction, Terrence Riely was named to the Board of Directors of the Company. Woodlands was to continue to operate as a wholly owned subsidiary of the Company with Mr. Goodlett and Mr. Riely remaining in their positions of Director and President and Director and Secretary/Treasurer, respectively.

Woodlands, incorporated in the State of Texas on October 24,
1995, is a specialty finance company           that provides
asset-backed financing to healthcare service providers.  Its
core   business  is  medical           receivables  finance.
Woodlands  provides  these services  solely  in  the  United
States.



                               -PAGE-



                     PARAMCO FINANCIAL GROUP, INC.
    (Formerly Prestige Group. net, Inc. and Prestige Jewelry, Inc.)
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On May 2, 2003 the Company entered into an Annulment and Amending Agreement with Michael S. Goodlett and Terrence Riely (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated January 31, 2003, by and among the Company and Messrs. Goodlett and Riely whereby the
Company was to acquire all of the issued and outstanding capital stock of Woodlands S.A. Financial Services, Inc. from Messrs. Goodlett and Riely in exchange for an aggregate of 150,000 shares of the Company's Series C Convertible Preferred Stock. As a result of this agreement, the parties have returned all of the capital stock of Woodlands to Messrs. Goodlett and Riely and Messrs. Goodlett and Riely have returned the 150,000 shares of the Company's Series C Convertible Preferred Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Woodlands' financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its sole option.

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



                               -PAGE-




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

     On September 24, 2002, we entered into a Letter of Intent with Michael S. Goodlett and Terrence Riely to acquire all of the capital stock of Woodlands S.A. Financial Services, Inc. ("Woodlands"), a Texas corporation, based in San Antonio, Texas. Woodlands provides financing for medical, credit card and other like receivables. On January 31, 2003, this transaction closed. Further information concerning the acquisition of Woodlands is contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on February 18, 2003.

     On May 2, 2003, we entered into an Annulment and Amending Agreement with Michael S. Goodlett and Terrence Riely (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated January 31, 2003, by and among the Company and Messrs. Goodlett and Riely (the "Purchase Agreement"). As a result of the Amending Agreement, the parties have returned all of the capital stock of Woodlands to Messrs. Goodlett and Riely and Messrs. Goodlett and Riely have returned the 150,000 shares of the Company's Series C Convertible Preferred Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Woodlands' financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its sole option. Further information concerning the Amending Agreement is contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on May 6, 2003.

     Our Company's common stock is quoted on the OTC
Bulletin Board under the symbol "PFDE."

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

     Operations for the Three Months ended March 31, 2003, as compared to the Three Months ended March 31, 2002.



                               -PAGE-




Revenues

     During the three months ended March 31, 2003, 2002 we had no revenues nor did we have revenues in the same period for the prior year

Expenses

     Operating expenses for the three months ended March 31, 2003, were $368,043. This represents an increase of $312,777, or 565%, in total expenses from the comparable three-month period ended March 31, 2002, when we reported total expenses of $55,266. Total expenses, including operating expenses and interest and other miscellaneous expenses for the three-month period ended March 31, 2003 were $395,654, This represents an increase of $320,859, or 429%, from the comparable three-month period ended March 31, 2002 when we reported total expenses of $74,795. Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Net Profit (Loss)

     During the three months ended March 31, 2003, our loss was $396,454 or ($0.51) per share, as compared to our loss during the three months ended March 31, 2002 of $74,795 or ($0.48) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.


Liquidity and Capital Resources

     In the three-month period ended March 31, 2003, net cash of $105,375 was used by operating activities as compared to March 31, 2002, when operating activities used $190,074. During the three-month period March 31, 2003, investing activities used net cash of $3,600, as compared to no cash used in investing activities in the three-month period ended March 31, 2002. Net cash of $158,600 was provided by financing activities during the three-month period ended March 31, 2003. This compared to net cash of $218,081 provided by financing activities during the same period ended March 31, 2002. The cash provided by financing came from the sale of promissory notes by the Company.

     As of the quarter ended March 31, 2003, we had $68,992 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2003 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $1,395,439.
The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.



                               -PAGE-




     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2002, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the three-month period ended March 31, 2003, and the "going
concern" issues remain.   We intend for the Company to seek
private equity and/or debt capital to initiate our mortgage operations by Paramco Mortgage Corporation and our investment operations by Paramco Investments, Inc. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

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



                               -PAGE-




     On April 30, 2003, the FASB issued SFAS No. 149 (FAS
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

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


                               -PAGE-



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


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     On May 6, 2003, the Company and Mr. Gregg were served with a complaint that named each of them as a defendant in a lawsuit styled, Arthur Hall vs. Paramount Financial Group, Inc.; Douglas Gregg, in the District Court, Denver County, Colorado, Case No. 03 CV 2874. Plaintiff has alleged causes of action against the Company for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation. Plaintiff has requested the following relief: (i) compensatory damages in an amount unspecified,
(ii) punitive damages, (iii) attorney's fees and costs, (iv) pre- and post-judgment interest, and (v) any further relief deemed just and proper by the court. As of the date of this Quarterly Report, neither defendant has been required to file a responsive pleading. The Company and Mr. Gregg intend to defend their respective legal positions vigorously.



                               -PAGE-




Item 2.        Changes in Securities and Use of Proceeds

     Our change of domicile reincorporation was effective on April 8, 2003, through the merger of Paramco Financial Group, Inc., a Nevada corporation, with, and into Paramco Financial Group, Inc., a Delaware corporation, which was a wholly-owned subsidiary of the Nevada corporation. As a result of the reincorporation, the Delaware corporation was the surviving and resulting company.

     Our daily business operations continued after the reincorporation as they were conducted by us prior to the reincorporation at our principal executive offices at 4610
South Ulster Street, Suite 150, Denver, Colorado 80237.
Neither our executive officers nor our directors changed as a result of the reincorporation.

     On the effective date of our reincorporation, and subject to the terms of the reincorporation, (i) each ten outstanding shares of the Nevada corporation's common stock were converted into one share of the Delaware corporation's common stock, (ii) all fractional shares of the Delaware corporation's common stock that a holder of shares of the Nevada corporation's common stock would otherwise have been entitled to receive upon the exchange of common stock were canceled and each such holder was entitled to receive one whole share of the Delaware corporation's common stock, and
(iii) each outstanding share of the Nevada corporation's common stock held by the Nevada corporation was retired and canceled.

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

     As of February 26, 2003, the record date for our stockholders' consent, the authorized capital of the Nevada corporation consisted of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. Approximately 7,817,011 shares of the Nevada corporation's common stock and 4,031,000 shares of the Nevada corporation's preferred stock were designated and 281,000 shares were outstanding. After the record date and prior to the effective date of the reincorporation, 4,677,046 shares of the Nevada corporation's common stock were exchanged for 46,770 shares of Series D Convertible Preferred Stock of the Nevada corporation. After the effective date of the reincorporation, the Series D Convertible Preferred Stock automatically converted into 23,385,230 shares of the Delaware corporation's common stock. As of the date of this Quarterly Report, we have approximately 29,182,747 shares of common stock outstanding, 131,000 shares of our Series A Preferred Stock authorized and outstanding.



                               -PAGE-




     On or about February 12, 2003, we issued 443,333 shares of our restricted common stock, valued at $0.01025 per share, to a consultant to the Company, in connection with consulting services rendered by such person. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     During February and March of 2003, we issued an aggregate of $193,500 of our one-year redeemable convertible debentures to four otherwise unrelated persons. The debentures bear interest at the rate of 12% per annum, interest payable monthly. This transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On or about March 27, 2003, we issued $45,000 of our one-year redeemable convertible debentures to one otherwise unrelated person. The debenture bears interest at the rate of 12% per annum, interest compounded monthly and payable concurrently with the principal. This transaction was made in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

     On or about March 28, 2003, we issued 150,000 shares of our restricted common stock, valued at $0.01025 per share, to a consultant to the Company, in connection with consulting services rendered by such person. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.        Default Upon Senior Securities

     None

Item 4.        Submission of Matter to a Vote of Security Holders

     On March 17, 2003, by written consent of stockholders of the Company (the "Written Consent"), certain actions were taken concerning the reincorporation of the Company as a Delaware corporation and other matters described below. The number of shares of common stock voting in the affirmative for these actions was 4,677,067 or 59.83% of the total number of shares of common stock outstanding on the record date, February 26, 2003. The Written Consent approved the reincorporation of PARAMCO FINANCIAL GROUP, INC., a Nevada corporation ("Paramco Nevada"), in Delaware by merger with and into our wholly-owned Delaware subsidiary, PARAMCO FINANCIAL GROUP, INC. ("Paramco Delaware"), and resulted in the following:

          (i) The Company being governed by the laws of the State of Delaware;
          (ii) The Company's shareholders receiving one share of common stock of Paramco Delaware for each ten shares of common stock of Paramco Nevada owned as of the record date of the reincorporation;
          (iii)The officers and directors of Paramco Nevada being elected to serve in their respective capacities after the reincorporation;


                               -PAGE-


          (iv) the outstanding shares of Series D Convertible
               Preferred Stock of Paramco Nevada being converted into 23,385,230 shares of Paramco Delaware's common stock that will represent approximately 98.7% of the total number of outstanding shares of Paramco Delaware after the reincorporation;
          (v)  Filing of Paramco Delaware's Certificate of
               Incorporation authorizing the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock;
         (vi) The adoption of the Company's 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan; and
         (vii) The board of directors being divided into three classes which shall be as nearly equal in number as possible.

     The actions taken by the Written Consent became effective on April 8, 2003.

     Further information concerning the actions taken by the Written Consent is contained in the Company's Definitive Information Statement - Schedule 14C - that was filed with the Securities and Exchange Commission on March 17, 2003, in addition to the Company's Current Report on Form 8-K/A that was filed with the Securities and Exchange Commission on April 10, 2003.

Item 5.        Other Information

     None

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit
     Number                        Description

     (a)        Exhibits.

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



                               -PAGE-




     3.2       By-laws of Paramco Financial Group, Inc., a
               Delaware corporation, which were filed with the Securities and Exchange Commission on April 16, 2003 as Exhibit 3.2 to the
               Company's Annual Report on Form 10-KSB, are hereby incorporated by this reference.

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

     10.6.1 Annulment and Amending Agreement by and among Paramco Financial Group, Inc., Michael S. Goodlett and Terrence Riety, dated May 2, 2003, which was filed with the Securities and Exchange Commission on May 6, 2003, as Exhibit 10.6.1 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     10.7.1 Consulting Agreement by and between Paramco Financial Group, Inc. and Karin Hoermann, dated February 12, 2003, which was filed with the Securities and Exchange Commission on April 16, 2003 as Exhibit 10.7.1 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

     10.7.2 Consulting Agreement by and between Paramco Financial Group, Inc. and Castlegate Group, Inc., dated February 12, 2003, which was filed with the Securities and Exchange Commission on April 16, 2003 as Exhibit
               10.7.2 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.


     10.7.3 Consulting Agreement by and between Paramco Financial Group, Inc. and Trufello Associates, Ltd., dated February 12, 2003, which was filed with the Securities and Exchange Commission on April 16, 2003 as
               Exhibit 10.7.3 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

     10.7.4 Consulting Agreement by and between Paramco Financial Group, Inc. and Jack Sherman, dated February 12, 2003, which was filed with the Securities and Exchange Commission on April 16, 2003 as Exhibit 10.7.4 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

     10.7.5 Consulting Agreement by and between Paramco Financial Group, Inc. and Resource Capital Management, Inc., dated February 12, 2003, which was filed with the Securities and Exchange Commission on April 16, 2003 as
               Exhibit 10.7.5 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

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

     99.5.2 Cancellation of Agreement for Consulting Services by and between Paramco Financial Group, Inc. and Trufello Associates Limited, dated December 31, 2002, which was filed with the Securities and Exchange Commission on April 16, 2003 as Exhibit 99.5.2 to the Company's Annual Report on Form 10-KSB, is hereby incorporated by this reference.

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

     99.10 Press Release by The Prestige Group.Net, Inc., dated October 1, 2002, concerning the Letter of Intent dated September 24, 2002 by and between The Prestige Group.Net, Inc., Michael S. Goodlett and Terrance Riely, which was filed with the Securities and Exchange Commission on October 1, 2002, as Exhibit
               99.10 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.11 Press Release by The Prestige Group.Net, Inc., dated October 18, 2002, concerning the merger of Paramco Financial Group, Inc. a Colorado corporation, a wholly owned subsidiary of the Company, with and into the Company, the change of name of the Company, a Nevada corporation, to Paramco Financial Group, Inc., and the change of trading symbol and CUSIP number, which was filed with the Securities and Exchange Commission on October 18, 2002, as Exhibit
               99.11 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.12 Press Release by Paramco Financial Group, Inc., dated February 18, 2003, concerning the acquisition of Woodlands S.A. Financial Services, Inc., by Paramco Financial Group, Inc., which was filed with the Securities and Exchange Commission on February, 18, 2003, as Exhibit
               99.12 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.12.1 Press Release by Paramco Financial Group, Ltd., dated May 6, 2003 concerning the Annulment and Amending Agreement by and among Paramco Financial Group, Inc., Michael S. Goodlett and Terrence Riely, dated May 2, 2003, which was filed with the Securities and Exchange Commission on May 6, 2003, as
               Exhibit 99.16 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.



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

     (b)  Reports on Form 8-K.

          (1) On February 18, 2003, the Company filed a Current report on Form 8-K disclosing (1) the closing of the transaction on January 31, 2003 whereby, pursuant to a Purchase Agreement dated January 31, 2003 by and among Paramco Financial Group, Inc., Michael S. Goodlett and Terrence Riely, the Company acquired all of the outstanding capital stock of Woodlands S.A. Financial Services, Inc., including the filing with the Nevada Secretary of State on January 23, 2003 of a Certificate of Determination for a Series B Convertible Preferred Stock; (2) the termination on December 19, 2002 of the Letter of Intent by and between the Company and Boyd Bassham for the Company to acquire Wall Street Mortgage Corporation; (3) the sale by means of a private placement on January 3, 2003 of 131,000 shares of Series A Convertible Preferred Stock to Ashford Capital LLC; and (4) the filing with the Nevada Secretary of State on January 15, 2003 of a Certificate of Determination for a Series B Convertible Preferred Stock, none of which has been issued as of the date of this Annual Report.

          (2) On March 17, 2003, the Company filed a Current Report on Form 8-K disclosing the election of executive officers.

          (3) On April 10, 2003, the Company filed a Current Report on Form 8-K, and Amendment Nos. 1 and 2 thereto, disclosing
               (1) the completion of the merger of Paramco Financial Group, Inc., a Nevada corporation, with and into Paramco Financial Group, Inc. a Delaware corporation and (2) a new trading symbol.

          (4) On May 6, 2003, the Company filed a Current Report on Form 8-K disclosing the Annulment and Amending
               Agreement by and among Paramco  Financial
               Group, Inc., Michael S. Goodlett and Terrence
               Riely, dated May 2, 2003.



                               -PAGE-





                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              PARAMCO FINANCIAL GROUP, INC.


                    By:  /s/ Douglas G. Gregg
                         --------------------------
                         Douglas G. Gregg
                         Chairman of the Board
                         and Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     May 20, 2003                /s/ Douglas G. Gregg
                                       ------------------------
                                       Douglas G. Gregg
                                       Chairman of the Board
                                       and Chief Executive Officer

                                       /s/ Paul S. Sidey
                                       ------------------------
                                       Paul S. Sidey
                                       Director and President

                                       /s/ Terrence Riely
                                       ---------------------------
                                       Terrence Riely
                                       Director,  Secretary, Acting
                                       Chief Financial Officer and
                                       Acting Principal Accounting
                                       Officer













                               -PAGE-




                       CERTIFICATIONS

     I, Douglas G. Gregg, certify that:

     1. I have reviewed this quarterly report on Form 10-KSB of Paramco Financial Group, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)    Designed such disclosure controls and
             procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b)    Evaluated the effectiveness of the
             registrant's disclosure controls and
             procedures as of a date within 90 days prior to the filing date of this quarterly report
             (the "Evaluation Date"); and

             (c)    Presented in this quarterly report our
             conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  May 20, 2003.


                              By:   /s/ Douglas G. Gregg
                                   ------------------------------------
                                           Douglas G. Gregg



                               -PAGE-





     Chairman of the Board
     and Chief Executive Officer

     I, Terrence Riely, certify that:

     1. I have reviewed this quarterly report on Form 10-KSB of Paramco Financial Group, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)    Designed such disclosure controls and
             procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b)    Evaluated the effectiveness of the
             registrant's disclosure controls and
             procedures as of a date within 90 days prior to the filing date of this quarterly report
             (the "Evaluation Date"); and

          (c)    Presented in this quarterly report our
             conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003.


                              By:  /s/ Terrence Riely
                                  ---------------------------
                                   Terrence Riely
                                   Acting Chief Financial
                                   Officer






                               -PAGE-