Form 10QSB/A
period 2003-03-31
PARAMCO FINANCIAL GROUP INC
filed 2003-07-24
CIK 1103406

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

     Commission File Number:  000-32495

                PARAMCO FINANCIAL GROUP, INC.
              ---------------------------------
              (Name of small business issuer as
                  specified in its charter)

            Delaware                               88-0441287
        ----------------                        ---------------
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

                             N/A
                       --------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,715,042 as of May 12, 2003.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


            PARAMCO FINANCIAL GROUP, INC.
(formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
              CONSOLIDATED BALANCE SHEET
                    MARCH 31, 2003
                     (UNAUDITED)

                        ASSETS
                        ------

 CURRENT ASSETS:
   Cash & cash equivalents                              $         68,992
   Interest receivable                                             1,383
   Note receivable                                                13,600
   Due from officers                                              69,500
                                                        ----------------
               Total current assets                              153,475


 OTHER ASSETS
   Deposit                                                        24,535
                                                        ----------------
                                                        $        178,010
                                                        ================

        LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   Accounts payable                                     $        300,294
   Accrued expenses                                               17,478
   Notes payable                                                 458,500
   Convertible notes payable assumed                              25,000
   on acquisition
   Convertible notes payable                                     703,492
                                                        ----------------
                                                               1,504,764

 COMMITMENTS

 STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value,
     4,869,000 shares authorized, none issued                          -
   Series A convertible Preferred Stock $0.001
     par value per share,
     131,000  shares authorized, 131,000 shares issued               131
   Series D convertible Preferred Stock $0.001 par value
   per share,
    63,000  shares authorized, 46,770 shares issued                   47
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 328,997 issued and outstanding               329
   Additional paid-in capital                                     86,178
   Note receivable - Preferred stock                            (18,000)

   Accumulated deficit                                       (1,395,439)
                                                        ----------------
            Total stockholders' deficit                      (1,326,754)
                                                        ----------------
                                                        $        178,010
                                                        ================


  The accompanying notes are an integral part of these financial statements.

               PARAMCO FINANCIAL GROUP, INC.
(formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
           CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                        (UNAUDITED)


                                             2003          2002
                                        ------------   ------------
Net revenue                             $         -    $        -

Cost of revenue                                   -             -
                                        ------------   ------------
Gross profit                                      -             -

Operating expenses                          368,043        55,266
                                        ------------   ------------
Loss from operations                      (368,043)      (55,266)

Other income (expense):
  Interest expense                         (27,611)       (3,649)
  Miscellaneous expense                           -      (15,880)
                                        ------------   ------------
Net loss before income tax                (395,654)      (74,795)

Provision for Income Taxes                    (800)             -
                                        ------------   ------------
Net Loss                                $ (396,454)   $  (74,795)
                                        ============   ============

Basic and diluted net loss per share:   $    (0.58)   $    (0.48)
                                        ============   ============
Basic and diluted weighted average
   shares outstanding                       681,862       156,250
                                        ============   ============

Basic and diluted weighted average shares outstanding have been restated for 2001 to affect the recapitalization upon reverse merger on September 10, 2002.

Basic and diluted weighted average shares outstanding have been restated for all the periods in connection with the reorganization on April 8, 2003.



  The accompanying notes are an integral part of these financial statements.

                         PARAMCO FINANCIAL GROUP, INC.
         (formerly Prestige Group.net,Inc. and Prestige Jewelry, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                       2003             2002
 CASH FLOWS FROM OPERATING ACTIVITIES:           -------------    ------------
   Net loss                                      $  (396,454)     $   (74,795)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
     Loss on permanent decline in value
     of marketable securities                               -        (105,000)
     Shares issued for services                        10,250                -
     (Increase)  in current assets
        Interest Receivable                           (1,383)                -
        Deposit                                      (24,000)                -
     Increase/ (decrease) in current
     liabilities:
        Customer deposit                                    -                -
        Accounts payable and accrued expense          306,215         (10,279)
                                                 -------------    ------------
   Total Adjustments                                  291,082        (115,279)
                                                 -------------    ------------
     Net cash used in operating activities          (105,372)        (190,074)
                                                 -------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of officer advances                     (64,900)                -
     Payment of notes payable                       (284,992)                -
     Proceeds from notes payable                      508,492          217,774
     Proceeds from issuance of shares                       -              307
                                                 -------------    ------------
     Net cash provided by financing activities        158,600          218,081
                                                 -------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Payment of note receivable                       (3,600)                -
     Investment in securities                               -                -
                                                 -------------    ------------
     Net cash used in investing activities            (3,600)                -
                                                 -------------    ------------
 NET INCREASE IN CASH & CASH EQUIVALENTS               49,628           28,007

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE            19,364           10,123
                                                 -------------    ------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE          $    68,992      $    38,130
                                                 =============    ============




  The accompanying notes are an integral part of these financial statements.

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

Note 3 - Recent pronouncements

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

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

                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


During the three month period ended March 31, 2003, the Company issued 63,934 shares of common stock for consulting fees of $10,250. The stock was valued at the average fair market value of the freely traded shares of the Company as quoted on OTCBB on the date of issuance.

During the three month period ended March 31, 2003, the Company issued 131,000 shares of Series A Convertible Preferred Stock for a note receivable of $18,000. The holders of the Preferred shares are entitled to a dividend at a rate determined by the Company's Board of Directors, on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company. Preferred shares are convertible into shares of the Company's common stock, par value $0.001 per share. The note receivable of $18,000 has been reflected in the equity section of the accompanying financial statements.

During the three month period ended March 31, 2003, 4,677,046 shares of common stock, owned by officers or a related party to the officers of the Company, were converted to 46,770 shares of Series D Convertible Preferred Stock. Subsequent to March 31, 2003, this Series D Convertible Preferred Stock was converted into 23,385,230 shares of common stock of the Company (Note 14).

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

Note 12 - Commitments and litigation

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

                  PARAMCO FINANCIAL GROUP, INC.
 (Formerly Prestige Group.net, Inc. and Prestige Jewelry, Inc.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Litigation:

On April 24, 2003, the Company and Mr. Douglas G. Gregg, the president and chairman of the board of directors of the Company, were named as a defendant in a lawsuit styled, Arthur Hall vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas
G. Gregg, president and director, in his official and individual capacities, in the District Court of the Denver County, Colorado, Case No. 03 CV 2874. Plaintiff has alleged causes of action against the defendants for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation for failure and refusal to pay plaintiff the compensation and travel expenses to which he is entitled under the contracts. Plaintiff has requested the following relief: (i) compensatory damages including the payment of all contract payments, back pay, bonuses, and front pay to which plaintiff was and is entitled, (ii) compensatory damages including payment for emotional distress suffered by plaintiff as a result of defendants' conduct, (iii) punitive damages on defendants' willful and wanton breach of contract and on all claims allowed by law, (iv) defendants pay plaintiff's attorney fees and the costs of this action, including expert witness fees, on all claims allowed by law, (v) defendants pay pre- and post-judgment interest at the lawful rate, and (vi) any further relief that this court deems just and proper, and any other relief as allowed by law. As of this date, both defendants have filed an answer to the complaint. The Company intends to defend its legal position vigorously.

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

Note 14- Subsequent Events

On January 31, 2003, the Company initially closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Woodlands S.A. Financial Services, Inc., a Texas corporation ("Woodlands") from Michael S. Goodlett, Sr. and Terrence Riely, pursuant to a Purchase Agreement dated January 31, 2003. However, on May 2, 2003 such closing was annuled (see below). Pursuant to the initial closing, in exchange for all of the shares of common stock of Woodlands, the Company issued an aggregate of 150,000 shares of its restricted Series C Convertible Preferred Stock, comprised of 75,000 shares to Michael S. Goodlett, Sr. and 75,000 shares to Terrence Riely. As a part of the transaction, Terrence Riely was named to the Board of Directors of the Company.

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

Paramco Financial Group, Inc., a Nevada corporation (Corporation), reincorporated in Delaware through a merger of the Corporation into Paramco Financial Group, Inc., a newly formed Delaware corporation ("Paramco Delaware") with Paramco Delaware surviving the merger. The reincorporation was effected on April 8, 2003 and resulted in:

(i) The Corporation being governed by the laws of the State of Delaware;
(ii)     The right to receive one share of common stock of Paramco
         Delaware for each ten shares of common stock of the Corporation owned as of the record date of the reincorporation
(iii) The persons serving presently as officers and directors of the Corporation to serve in their respective capacities after the reincorporation;
(iv) 46,770 outstanding shares of Series D Convertible Preferred Stock of the Corporation being converted into 23,385,230 shares of Paramco Delaware's common stock that will represent approximately 98.7% of the total number of outstanding shares of Paramco Delaware after the reincorporation;
(v) Paramco Delaware's Certificate of Incorporation authorizing the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock;
(vi) authority to adopt the 2003 Directors, Officers and consultants Stock Option, Stock Warrant and Stock Award Plan;
(vii) The board of directors to be divided into three classes which shall be as nearly equal in number as possible.

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

Net Profit (Loss)

     During the three months ended March 31, 2003, our loss was $396,454 or ($0.58) per share, as compared to our loss during the three months ended March 31, 2002 of $74,795 or ($0.48) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

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

Recent Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS
145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     On May 6, 2003, the Company and Mr. Gregg were served with a complaint that named each of them as a defendant in a lawsuit styled, Arthur Hall vs. Paramount Financial Group, Inc.; Douglas Gregg, in the District Court, Denver County, Colorado, Case No. 03 CV 2874. Plaintiff has alleged causes of action against the Company for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation. Plaintiff has requested the following relief: (i) compensatory damages in an amount unspecified,
(ii) punitive damages, (iii) attorney's fees and costs, (iv) pre- and post-judgment interest, and (v) any further relief deemed just and proper by the court. As of the date of this Amended Quarterly Report, both defendants have filed an answer to the complaint. Both the Company and Mr. Gregg intend to defend their respective legal positions vigorously.

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

     As of February 26, 2003, the record date for our stockholders' consent, the authorized capital of the Nevada corporation consisted of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. Approximately 7,817,011 shares of the Nevada corporation's common stock and 4,031,000 shares of the Nevada corporation's preferred stock were designated and 281,000 shares were outstanding. After the record date and prior to the effective date of the reincorporation, 4,677,046 shares of the Nevada corporation's common stock were exchanged for 46,770 shares of Series D Convertible Preferred Stock of the Nevada corporation. After the effective date of the reincorporation, the Series D Convertible Preferred Stock automatically converted into 23,385,230 shares of the Delaware corporation's common stock. As of the date May 12, 2003, we had approximately 28,715,042 shares of common stock outstanding, 131,000 shares of our Series A Preferred Stock authorized and outstanding, and 150,000 shares of our Series C Preferred Stock authorized and outstanding.

     On or about February 12, 2003, we issued 443,333 shares of our restricted common stock, valued at $0.0125 per share, to a consultant to the Company, in connection with consulting services rendered by such person. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

     On or about March 28, 2003, we issued 150,000 shares of our restricted common stock, valued at $0.0125 per share, to a consultant to the Company, in connection with consulting services rendered by such person. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.      Default Upon Senior Securities

     None

Item 4.      Submission of Matter to a Vote of Security Holders

     On March 17, 2003, by written consent of stockholders of the Company (the "Written Consent"), certain actions were taken concerning the reincorporation of the Company as a Delaware corporation and other matters described below. The number of shares of common stock voting in the affirmative for these actions was 4,677,067 or 59.83% of the total number of shares of common stock outstanding on the record date, February 26, 2003. The Written Consent approved the reincorporation of PARAMCO FINANCIAL GROUP, INC., a Nevada corporation ("Paramco Nevada"), in Delaware by merger with and into our wholly-owned Delaware subsidiary, PARAMCO FINANCIAL GROUP, INC. ("Paramco Delaware"), and resulted in the following:

(i) The Company being governed by the laws of the State of Delaware;
(ii) The Company's shareholders receiving one share of common stock of Paramco Delaware for each ten shares of common stock of Paramco Nevada owned as of the record date of the reincorporation;
(iii)The officers and directors of Paramco Nevada being elected to serve in their respective capacities after the reincorporation;
(iv) the outstanding shares of Series D Convertible
     Preferred Stock of Paramco Nevada being converted into 23,385,230 shares of Paramco Delaware's common stock that will represent approximately 98.7% of the total number of outstanding shares of Paramco Delaware after the reincorporation;
(v) Filing of Paramco Delaware's Certificate of Incorporation authorizing the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock;
(vi) The adoption of the Company's 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award
     Plan; and
(vii)The board of directors being divided into three classes which shall be as nearly equal in number as possible.

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

Item 5.        Other Information

     None

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit
     Number                        Description

     (a)        Exhibits:   (those items marked with "*" are
               filed herewith)

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

     99.15*    Certification of Douglas G. Gregg pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.16*    Certification of Terrence Riely pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:     July 24, 2003            /s/ Douglas G. Gregg
                                   -------------------------
                                   Douglas G. Gregg
                                   Chairman of the Board
                                   and Chief Executive Officer


Date:   July 24, 2003              /s/ Paul S. Sidey
                                   -------------------------
                                   Paul S. Sidey
                                   Director and President


Date:   July 24, 2003              /s/ Terrence Riely
                                   -------------------------
                                   Terrence Riely
                                   Director, Secretary, Acting
                                   Chief Financial Officer and Acting
                                   Principal Accounting Officer

                       CERTIFICATIONS

     I, Douglas G. Gregg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Paramco Financial Group, Inc.;

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

     Date:  July 24, 2003.


                              By:          /s/ Douglas G. Gregg
                                           ---------------------------
                                           Douglas G. Gregg
                                           Chairman of the Board
                                           and Chief Executive Officer

     I, Terrence Riely, certify that:

     1. I have reviewed this quarterly report on Form 10QSB/A of Paramco Financial Group, Inc.;

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

Date:  July 24, 2003.


                              By:    /s/ Terrence Riely
                                     -------------------------
                                     Terrence Riely
                                     Acting Chief Financial Officer