Form 10QSB
period 2003-06-30
PARAMCO FINANCIAL GROUP INC
filed 2003-08-19
CIK 1103406

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

     Commission File Number:  000-32495

                PARAMCO FINANCIAL GROUP, INC.
               --------------------------------
              (Name of small business issuer as
                  specified in its charter)

             Delaware                       88-0441287
         ---------------                  --------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

  4610 So. Ulster Street, Suite 150, Denver, Colorado 80237
 ------------------------------------------------------------
     (Address of principal executive offices / Zip Code)

                       (720) 528-7303
                    ---------------------
                 (Issuer's telephone number)

                             N/A
                      ----------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
29,025,042 as of  August 14, 2003.

Transitional Small Business Disclosure Format (Check One):
Yes ____   No __X__



                           PAGE-1-





PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements





































                           PAGE-2-






                           PARAMCO FINANCIAL GROUP, INC.
                           (A development stage company)
                            CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                      ASSETS


 CURRENT ASSETS:
   Cash & cash equivalents                                    $     31,807
   Interest receivable                                               2,766
   Note receivable                                                  10,000
   Due from officers                                                73,100
                                                               -------------
                         Total current assets                      117,673

 OTHER ASSETS:
   Deposit                                                          60,535

                                                               -------------
                                                              $    178,208
                                                               =============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   Accounts payable                                           $    546,802
   Accrued expenses                                                 11,614
   Notes payable                                                   649,750
   Convertible notes payable assumed on acquisition                 25,000
   Convertible notes payable                                       672,473
                                                               -------------
                                                                 1,905,639

 COMMITMENTS & CONTINGENCIES:                                            -

 STOCKHOLDERS' DEFICIT:
   Preferred stock - unclassified, $0.001 par value,
     5,969,000 shares authorized, none issued                            -
   Preferred Stock - Series A convertible $0.001 par
    value per share, 131,000  shares authorized,
    131,000  shares issued                                             131
   Preferred Stock - Series B convertible
 $0.001 par value per share,
    3,750,000  shares authorized, none issued                            -
   Preferred Stock - Series C convertible
 $0.001 par value per share,
    150,000  shares authorized, none issued                              -
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 28,825,042 issued and outstanding           28,825
   Additional paid-in capital                                    1,157,411
   Note receivable - Preferred stock                               (18,000)
   Deficit accumulated during the development stage             (2,895,798)
                                                               -------------
                         Total stockholders' deficit            (1,727,431)

                                                               -------------
                                                              $    178,208
                                                               =============



The accompanying notes are an integral part of these financial statements.




                           PAGE-3-





                         PARAMCO FINANCIAL GROUP, INC.
                         (A development stage company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
         AND  THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO JUNE 30, 2003
                                 (UNAUDITED)

                                                         For the three month         For the six month          April 22,
                                                               periods                    periods                 1996
                                                           ended June 30,              ended June 30,         (Inception) to
                                                          2003         2002         2003           2002       June 30, 2003
                                                       ------------   ---------   ------------   -----------   -------------

Net revenue                                           $         -    $      -    $         -    $   66,139    $   274,981


Operating expenses                                      1,490,329      16,573      1,887,966        89,112      2,735,367
                                                       ------------   ---------   ------------   -----------   -------------
Loss from operations                                   (1,490,329)    (16,573)    (1,887,966)      (22,973)    (2,460,386)

Other income (expense):
  Loss on permenant decline of marketable securities            -           -              -             -       (315,711)
  Recapitalization costs                                        -           -              -             -        (32,647)
  Interest income                                           1,384           -          2,792             -          2,936
  Interest (expense)                                      (11,414)    (16,100)       (11,639)      (17,856)       (89,990)
                                                       ------------   ---------   ------------   -----------   -------------
       Total other income (expense)                       (10,030)    (16,100)        (8,847)      (17,856)      (435,412)
                                                       ------------   ---------   ------------   -----------   -------------
Net loss                                             $ (1,500,359)  $ (32,673)  $ (1,896,813)   $  (40,829)  $ (2,895,798)
                                                       ============   =========   ============   ===========   =============
Basic and diluted net loss per share:                 $     (0.27)  $   (0.21)   $     (0.62)    $   (0.26)
                                                       ============   =========   ============   ===========
Basic and diluted weighted average
   shares outstanding                                   5,546,486     156,250      3,055,260       156,250
                                                       ============   =========   ============   ===========

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




                           PAGE-4-






                     PARAMCO FINANCIAL GROUP, INC.
                     (A development stage company)
                 CONSOLIDATED STATEMENTS OF CASH FLOW
  FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
    AND  THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO JUNE 30, 2003
                            (UNAUDITED)


                                                                                           April 22, 1996
                                                            June 30,          June 30,     (Inception) to
                                                              2003              2002        June 30, 2003
                                                          -------------    -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (1,896,813)    $   (40,829)     $ (2,895,798)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
      Shares issued for services                              981,652               -         1,297,363
      Shares issued for interest payment                        3,330               -            50,586
      Warrants issued for consulting services                 114,700               -           114,700
      Recapitalization on reverse acquisition                                                    32,647
      (Increase)  in current assets                                                               4,250
          Interest Receivable                                  (2,766)              -            (2,766)
          Deposit                                             (60,000)           (535)          (60,535)
          Due from officers                                         -         (68,141)                -
      Increase/ (decrease) in current laibilities:                                                    -
          Accounts payable and accrued expenses               557,109          (8,706)          541,948
                                                          -------------    -------------    --------------
  Total Adjustments                                         1,594,025         (77,382)        1,978,193
                                                          -------------    -------------    --------------
      Net cash used in operating activities                  (302,788)       (118,211)         (917,605)
                                                          -------------    -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of officer advances                             (64,900)              -           (68,500)
      Payments of notes payable                               (93,742)              -          (143,742)
      Proceeds from notes payable                             477,473         147,400         1,175,254
                                                          -------------    -------------    --------------
      Net cash provided by financing activities               318,831         147,400           963,012
                                                          -------------    -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Payment of note receivable                               (3,600)              -           (13,600)
                                                          -------------    -------------    --------------
NET INCREASE IN CASH & CASH EQUIVALENTS                        12,443          29,189            31,807

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                     19,364          10,123                 -
                                                           -------------    -------------    --------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                   $    31,807    $     39,312      $     31,807
                                                           -------------    -------------    --------------



The accompanying notes are an integral part of these financial statements.




                           PAGE-5-



                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on April 16, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Paramco Financial Group, Inc. (PFGI) and its 100% wholly owned subsidiaries Paramco Mortgage Corporation (PMC) and Paramco Investments, Inc. (PII). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Paramco Financial Group, Inc. (PFGI) on September 10, 2002, was accounted for under the purchase method and treated as a reverse acquisition since the former owners of PFGI control the majority of the outstanding shares of common stock of the combined company immediately following the acquisition. The historical results for the six-month and three-month period ended June 30, 2003 and 2002 include PFGI, PMC and PII.

Note 3 - Recent pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB
Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30, 2003 the FASB issued SFAS No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.



                           PAGE-6-




                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On May 15, 2003, the FASB issued SFASB No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations or cash flows.

Note 4 - Note receivable

The Company has a note receivable from an entity for $10,000 due on demand, unsecured, and bearing 10% interest, for cash advanced by the Company to the entity on November 21, 2002.

Note 5 - Due from officer

This amount of $73,100 represents the advance payment to an officer. The amount is due on demand and unsecured and bears an interest rate of 6% per year. Interest for the six month period ended June 30, 2003 amounted to $2,193.

Note 6 - Promissory notes payable:

Through March 31, 2003, the Company has issued secured promissory notes amounting $672,473. The promissory notes carry interest rates of 12% and 18 % per annum and are due in twelve months. The interest is payable on a monthly basis and the principal will be repaid at the end of the term.

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



                           PAGE-7-





                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In addition, the Company has a convertible note of $25,000, assumed on reverse acquisition of The Prestige Group.net, Inc. (note 11). The note is for a period of one year at an interest rate of 12% per annum. This note can be paid back in cash or common stock at a price 30% less than the average of the three lowest bid price for the ten-day period preceding the date the note becomes due.

Note 7 - Convertible notes payable

Through March 31, 2003, the Company has issued convertible notes amounting $649,750. The promissory notes carry interest rates of 12% per annum and are due in twelve months. At the option of the holder after 30 days from issuance, the note can be converted, in whole or in part, into the Company's common stock at the conversion price equal to the volume-weighted trading average closing bid price during the 10 consecutive trading days immediately preceding the conversion date.

Note 8 - Stockholder's equity and related note receivable

On March 20, 2002, the Company effectuated a 1:5 reverse stock split for all shareholders as of that date.

On April 8, 2003, the Company effectuated a 1:10 reverse stock split for all shareholders as of that date.

All shares and per share amounts have been retroactively restated to reflect the reverse split discussed above.

During the three month period ended March 31, 2003, the Company issued 63,334 shares of common stock for consulting fees of $10,250 to unrelated parties.

During the three month period ended June 30, 2003, the Company issued 5,100,800 shares of common stock to unrelated parties for consulting fees of $981,652 and issued 10,000 shares of restricted common stock as consideration for an extension of the term of a note due an unrelated party.

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

During the three month ended June 30, 2003, the Company converted 4,677,046 shares of common stock issued to officers and major shareholders, into 46,770 shares of Series D Preferred stock. Each share of Series D preferred stock is convertible into 500 shares of common stock of the company. Such conversion rate of preferred stock in to common stock would be immune from thereverse split of the Company's common stock on April 8, 2003. On April 8, 2003, the preferred stocks were converted into
23,385,230  shares  of  common  stock   as   a   part   of   the
reincorporation (see note 15).




                           PAGE-8-




                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On  February  12,  2003, the Company authorized the  issuance  of
3,350,000 Warrants entitling the holders of such Warrants to purchase one share of common stock per Warrant as per following. 300,000 of such warrants shall be designated as Class A Warrants with an exercise price of $0.001 per share. 800,000 of such warrants shall be designated as Class B Warrants with an exercise price of $0.20 per share. 1,000,000 of such warrants shall be designated as Class C Warrants with an exercise price of $0.35 per share. 750,000 of such warrants shall be designated as Class D Warrants with an exercise price of $0.50 per share. 500,000 of such warrants shall be designated as Class E Warrants with an exercise price of $0.73 per share. The Warrants shall expire in one year. In May 2003, the Company issued all of the warrants to two unrelated consultants. The company recorded consulting expense of $114,700 based upon the average fair market value of the Common stock at the time of issuance of these warrants.

Note 9 - Basic and diluted net loss per share

Basic and diluted net loss per share for the six-month period ended June 30, 2003 and 2002 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 10 - Supplemental disclosure of cash flows

The  Company  prepares  its statements of cash  flows  using  the
indirect   method  as  defined  under  the  Financial  Accounting
Standard No. 95.

The Company paid $0 for income tax during the six-month periods ended June 30, 2003 and 2002. The Company paid $25,045 and $0 for interest during the six-month periods ended June 30, 2003 and 2002, respectively.

Note 11 - Change in control and acquisition

On July 16, 2002, there was a change in control from Ashford Capital to Airline Communications, Ltd. through a Stock Purchase Agreement whereby Ashford Capital transferred 13,300,000 shares of
the   Company's  $0.001  par  value  common  stock   to   Airline
Communications, Ltd. Concurrently, the officers and the board of directors resigned and were replaced by the officers of Airline
Communications,  Ltd.  In  addition,  the  former  officers   and
directors of the Company received all of the fixed assets and inventory of the Company and adjusted the promissory notes, the amount due from shareholder and the accrued interest as a part of the acquisition transaction.

As a part of the above transaction, the Company, on September 10, 2002, closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Paramco Financial Group, Inc., a Colorado corporation (formerly Paramount Financial Group, Inc.) ("PFGI") from Douglas G. Gregg and Paul S. Sidey. In exchange for all of the shares common stock of PFGI, the Company issued an aggregate of 7,312,505 shares of its restricted common stock, comprised of 2,772,725 shares to Douglas G. Gregg and 10,000 shares to Paul S. Sidey, officers of the Company. Douglas G. Gregg, President, acting Chief Financial Officer and a director of the Company, is also the President and a director of each of PFGI and its two subsidiaries, Paramount Mortgage Investments, Inc. ("PMI") and Paramount Real Estate Investment Trust, Inc. ("PREI"). Paul S. Sidey, Secretary and a director of the Company, is also the Secretary and a director of each of PFGI, PMI and PREI. PFGI was incorporated on April 4, 1996 and is a corporate financial services firm specializing in the development and
placement  of  commercial  equipment  leasing  transactions   and
assisting clients with their capital formation needs.




                           PAGE-9-





                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 12 - Commitments and litigation

Commitments:

On August 14, 2002, the Company signed an agreement with a consultant, an unrelated party, for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is for a three-year period. Under the agreement, the Company will pay the consultant, a total sum of $1,500,000 in installments, by issuance of shares of the Company's Common stock valued at the fair market price on the stock exchange on which the shares of the Company are being traded. The installments shall be subject to the following terms:

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

On August 14, 2002, the Company signed an agreement with a consultant, an unrelated party, for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is through December 31, 2003. Under the agreement, the Company will pay the consultant fees in the form of 220,000 shares of the Company's Common stock valued at $30,514.

On September 19, 2002, the Company signed an agreement with a consultant, an unrelated party, for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is through August 31, 2003. Under the agreement, the Company will pay the consultant fees in the form of 200,000 shares of the Company's Common stock valued at $29,740.

On October 10, 2002, the Company signed an agreement with a consultant, an unrelated party, for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is through September 30, 2003. Under the agreement, the Company will pay the consultant fees in the form of 500,000 shares of the Company's Common stock. As of December 31, 2002, none of 500,000 shares were issued and the Company recorded 125,000 shares to be issued for $4,250. Subsequently, in April 2003, this agreement was cancelled and the parties agreed to consider the issuance of 150,000 shares in aggregate of the Company's common stock as full satisfaction of all claims against the Company.




                           PAGE-10-





                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On February 12, 2003 the Company signed consulting agreements with five individuals and entities, all of which are unrelated
parties,   to  provide  various  services.   Pursuant  to   these
consulting agreements the Company issued the following: On April 16, 2003, an aggregate of 5,000,000 shares of its common stock that had been the subject of the Registration Statement on Form S-8 filed with and declared effective by the SEC on or about April 11, 2003; on May 14, 2003, 1,000,000 Class C Warrants, 750,000
Class D Warrants and 500,000 Class E Warrants; on May 19, 2003, 300,000 Class A Warrants and 800,000 Class B Warrants; and on June 25, 2003, 100,000 shares of its restricted common stock (See Note 8 for additional information concerning the warrants).

The common stock and warrants were valued based upon the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Litigation:

On  April 24, 2003, Paramco Financial Group, LLC and Mr.  Douglas
G. Gregg, the president and chairman of the board of directors of the Company was named as a defendant in a lawsuit styled, State of Colorado, Arthur Hall, vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas G. Gregg, president and director, in his official and individual capacities, in the District Court of the Denver County, Colorado, Case No. 03 CV 2874. Plaintiff has alleged causes of action against the defendants for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation for failure and refusal to pay plaintiff the compensation and travel expenses to which he is entitled under the contracts. Plaintiff has requested the following relief: (i) compensatory damages including the payment of all contract payments, back pay, bonuses, and front pay to which plaintiff was and is entitled, (ii) compensatory damages including payment for emotional distress suffered by plaintiff as a result of defendants' conduct, (iii) punitive damages on defendants' willful and wanton breach of contract and on all claims allowed by law, (iv) defendants pay plaintiff's attorney fees and the costs of this action, including expert witness fees, on all claims allowed by law, (v) defendants pay pre- and post-judgment interest at the lawful rate, and (vi) any further relief that this court deems just and proper, and any other relief as allowed by law. Both the Company and Mr. Gregg have filed responsive pleadings denying the allegations of the complaint. The Company intends to defend its legal position vigorously.

Note 13 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company has accumulated operating losses of $2,895,798 since inception, including a net loss of $1,896,813 for the six-month period ended June 30, 2003. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.




                           PAGE-11-





                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 14- Annulment and Amending Agreement

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

Note 15- Reincorporation

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






                           PAGE-12-






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

     On July 16, 2002, Ashford Capital LLC, a California limited liability company ("Ashford"), sold 2,660,000 shares of our common stock (equivalent to 13,300,000 post-reorganization shares)to Airline Communications, Ltd., a Nevada corporation ("Airline"). This stock represented 60.92% of the total issued and outstanding common stock of the Company and constituted a change of control of the Company.




                           PAGE-13-




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

     On September 10, 2002, we acquired Paramount Financial Group, Inc. ("Paramount") a Denver, Colorado-based corporation that Douglas G. Gregg, our then President, now Chairman of the Board and Chief Executive Officer, and one of our directors, founded in 1996. At the time of the acquisition Mr. Gregg was a shareholder, director and President of Paramount. Paramount specializes in the development and placement of private debt financing and commercial equipment leasing transactions. Mr. Sidey, our then Secretary, now President, and one of our directors, was also a shareholder, Secretary and a director of Paramount. The transaction provided for us to acquire 5,000,000 shares of common stock of Paramount, which constitutes all of the issued and outstanding capital stock of Paramount. In exchange therefor, we issued 1,462,500 shares of our common stock (equivalent to 7,312,505 post-reorganization shares) to Douglas G. Gregg and 100,000 shares of our common stock (equivalent to 2,772,725 post-reorganization shares) of Paul S. Sidey. At the time of its acquisition, Paramount also was structured with two wholly owned subsidiaries, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc. Although neither of these subsidiaries was operational at the time of the acquisition, both are poised to implement operations in the mortgage banking and real estate and mortgage investment business, respectively.

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




                           PAGE-14-





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




                           PAGE-15-





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

     Operations for the Three Months ended June 30, 2003, as compared to the Three Months ended June 30, 2002.

Revenues

     During the three months ended June 30, 2003, we had no revenues nor did we have revenues in the same period for the prior year

Costs and Expenses

     Inasmuch as there were no revenues during the three-month periods ended June 30, 2003 and June 30, 2002, there were no costs or expenses attributable to sales for either period.

Salaries and Wages

     Salaries and wages totaled $210,446 in the three-month period ended June 30, 2003 compared to $-0- in the three months ended June 30, 2002. This increase is attributable to the commencement of salaries being paid and/or accrued for employees, including officers.

General and Administrative Expenses

     General and administrative expenses totaled $1,257,452 in the three-month period ended June 30, 2003 compared to $16,573 in the three months ended June 30, 2002, an increase of $1,240,879, or 7,487%. This increase is attributable almost entirely to an increase in consulting fees (from $4,582 to $1,161,057) and legal, accounting an dother professional fees (from $-0- to $69,950) and results from non-recurring accruals for the consulting fees expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Interest Expense

     Interest expense totaled $11,414 for the three-month period ended June 30, 2003 compared to $16,100 in the three months ended June 30, 2002, a decrease of $4,686 or 29%.




                           PAGE-16-





Net Profit (Loss)

     During the three months ended June 30, 2003, our loss was $1,500,359 or ($0.27) per share, as compared to our loss during the three months ended June 30, 2002 of $32,673 or ($0.21) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc. and the per share losses are reflective of the recapitalization upon reverse merger on September 10, 2002 and the reorganization on April 8, 2003.

     Operations for the Six Months ended June 30, 2003, as compared to the Six Months ended June 30, 2002.

Revenues

     During the six months ended June 30, 2003, we had no revenues compared to $66,139 during the six months ended
June 30, 2002. This decrease is reflective of change of status of the Company from private to development stage public ownership of the Company in September 2002.

Costs and Expenses

     Inasmuch as there were no revenues during the six-month periods ended June 30, 2003 at limited revenues during the six months ended June 30, 2002, there were no costs or expenses attributable to sales for either period.

Salaries and Wages

     Salaries and wages totaled $422,942 in the six-month period ended June 30, 2003 compared to $-0- in the six months ended June 30, 2002. This increase is attributable to the commencement of salaries being paid and/or accrued for employees, including officers.

General and Administrative Expenses

     General and administrative expenses totaled $1,465,024 in the six-month period ended June 30, 2003 compared to $74,065 in the six months ended June 30, 2002, an increase of $1,390.959, or 1,8787%. This increase is attributable almost entirely to an increase in consulting fees (from
$49,203 to $1,228,557) and legal, accounting and other professional fees (from $-0- to $132,409) and results from non-recurring accruals for the consulting fees expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.




                           PAGE-17-





Interest Expense

     Interest expense totaled $11,639 for the six-month period ended June 30, 2003 compared to $18,050 in the six months ended June 30, 2002, a decrease of $6,411 or 35%.

Net Profit (Loss)

     During the six months ended June 30, 2003, our loss was $1,896,813 or ($0.62) per share, as compared to our loss during the six months ended June 30, 2002 of $40,829 or ($0.26) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc. and the per share losses are reflective of the recapitalization upon reverse merger on September 10, 2002 and the reorganization on April 8, 2003.

Liquidity and Capital Resources

     In the six-month period ended June 30, 2003, net cash of $302,788 was used by operating activities as compared to the six months ended June 30, 2002, when operating activities used $118,211. During the six-month period June 30, 2003, investing activities used net cash of $3,600, as compared to no cash used in investing activities in the six-month period ended March 31, 2002. Net cash of $318,831 was provided by financing activities during the six-month period ended June 30, 2003. This compared to net cash of $147,000 provided by financing activities during the same period ended June 30, 2002. The cash provided by financing came primarily from the sale of promissory notes by the Company.

     As of the quarter ended June 30, 2003, we had $31,807 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2003 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $2,895,798.
The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2002, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the three-month period ended June 30, 2003, and the "going
concern" issues remain.   We intend for the Company to seek
private equity and/or debt capital to initiate our mortgage operations by Paramco Mortgage Corporation and our investment operations by Paramco Investments, Inc. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.




                           PAGE-18-





Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting
Standards ("SFAS") SFAS No. 148, Accounting for Stock-Based
Compensation-Transition and Disclosure-an amendment of FASB
Statement No. 123.  SFAS No. 148 amends SFAS No. 123,
Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the financial statements for fiscal years ending after December
15, 2002. The adoption of SFAS No. 148 does not have a material impact on the earning or financial position of the Company.

     On April 30, 2003, the FASB issued SFAS  No. 149 (SFAS
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material impact on the earning or financial position of the Company.

           On May 15, 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on
(i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments
d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.




                           PAGE-19-





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




                          PAGE-20-





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




                          PAGE-21-




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


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     On May 6, 2003, the Company and Mr. Gregg were served with a complaint that named each of them as a defendant in a lawsuit styled, Arthur Hall vs. Paramount Financial Group, Inc.; Douglas Gregg, in the District Court, Denver County, Colorado, Case No. 03 CV 2874. Plaintiff has alleged causes of action against the Company for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation. Plaintiff has requested the following relief: (i) compensatory damages in an amount unspecified,
(ii) punitive damages, (iii) attorney's fees and costs, (iv) pre- and post-judgment interest, and (v) any further relief deemed just and proper by the court. Both the Company and Mr. Gregg have filed responsive pleadings denying the allegations of the complaint. The Company and Mr. Gregg intend to defend their respective legal positions vigorously.




                            PAGE-22-





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

     As of February 26, 2003, the record date for our stockholders' consent, the authorized capital of the Nevada corporation consisted of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. Approximately 7,817,011 shares of the Nevada corporation's common stock and 4,031,000 shares of the Nevada corporation's preferred stock were designated and 281,000 shares were outstanding. After the record date and prior to the effective date of the reincorporation, 4,677,046 shares of the Nevada corporation's common stock were exchanged for 46,770 shares of Series D Convertible Preferred Stock of the Nevada corporation. After the effective date of the reincorporation, the Series D Convertible Preferred Stock automatically converted into 23,385,230 shares of the Delaware corporation's common stock. As of the date of this Quarterly Report, we have approximately 29,025,042 shares of common stock issued and outstanding. With respect to our Preferred Stock, 4,031,000 shares have been classified as follows: Series A - 131,000 shares authorized with 131,000 issued and outstanding; Series B - 3,750,000 shares authorized with none issued and outstanding; and Series C - 150,000 authorized with none issued and outstanding. The remaining 5,969,000 shares of Preferred are unclassified.




                            PAGE-23-





     On or about April 10, 2003, we issued $80,250 of our one-year redeemable convertible debentures to one otherwise unrelated person. The debentures bear interest at the rate of 12% per annum, interest payable monthly. This transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On or about April 23, 2003, we issued $40,000 of our one-year redeemable convertible debentures to one otherwise unrelated person. The debenture bears interest at the rate of 12% per annum, interest compounded monthly and payable concurrently with the principal. This transaction was made in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

     During June of 2003, we issued an aggregate of $60,000 of our one-year redeemable convertible debentures to two otherwise unrelated persons. The debentures bear interest at the rate of 12% per annum, interest payable monthly. In addition, the purchasers of the debentures are presently entitled to receive an aggregate of 60,000 shares of our restricted common stock, valued at $0.43 per share. These transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On or about June 23, 2003, we issued 10,000 shares of our restricted common stock, valued at $0.20 per share, to the holder of a promissory note of the Company in consideration of the negotiation of an extension of the term of said note. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On or about June 25, 2003, we issued 100,000 shares of our restricted common stock, valued at $0.20 per share, to a consultant to the Company, in connection with consulting services rendered by such person. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.





                            PAGE-24-




     The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. Further, payment of cash dividends on our common stock is also subject to the approval of the holders of our Series A Preferred Stock. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Item 3.        Default Upon Senior Securities

     None

Item 4.        Submission of Matter to a Vote of Security Holders

     None

Item 5.        Other Information

     None

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:  (those items marked with "*" are filed herewith)

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




                            PAGE-25-





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




                            PAGE-26-





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




                            PAGE-27-





     10.8 Purchase Agreement by and between Paramco Financial Group, Inc., and Jimmy L. Pfeffer, Jr. dated July 17, 2003, which was filed with the Securities and Exchange Commission on July 31, 2003, as Exhibit 10.8 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     31.1     *     Certification pursuant to Section 302 of
               the Sarbanes-Oxley Act of 2002 of Dougas G.
               Gregg.

     31.2      *    Certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002 of Terrence Riely.

     32.1      *    Certification pursuant to Section 906 of the
               Sarbanes-Oxley Act of
               2002 of Douglas G. Gregg.

     32.2      *    Certification pursuant to Section 906 of the
               Sarbanes-Axley Act of
               2002 of Terrence Riely.

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




                            PAGE-28-





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




                            PAGE-29-





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




                            PAGE-30-





     99.15     Audited Balance Sheets and related Statements of
               Operations, Stockholders' Equity and Cash Flows for Paramco Financial Group, Inc., a Colorado corporation, for the years ended December 31, 2001 and December 31, 2000, which were filed with the Securities and Exchange Commission on June 16, 2003, as Exhibit 99.15 to the Current Report on Form 8-K/A, is hereby incorporated by this reference.

     99.16 Unaudited Consolidated Balance Sheets and related Consoldiated Statements of Operations, Stockholders' Equity and Cash Flows for Paramco Financial Group, Inc., a Colorado corporation, for the six months ended June 30, 2002 and June 30, 2001, which were filed with the Securities and Exchange Commission on June 16, 2003, as Exhibit 99.16 to the Current Report on Form 8-K/A, is hereby incorporated by this reference.

     99.17 Press Release by Paramco Financial Group, Inc., dated July 30, 2003, concerning the engagement of FOCUS Partners LLC as investor relations consultants, which was filed with the Securities and Exchange Commission on July 30, 2003, as Exhibit 99.17 to the Current Report on Form 8-K, is hereby incorporated by this reference.

     99.18 Press Release by Paramco Financial Group, Inc., dated July 31, 2003, concerning the acquisition of Alliance Capital Group, Inc., by Paramco Financial Group, Inc., which was filed with the Securities and Exchange Commission on July 31, 2003, as Exhibit 99.18 to the Current Report on Form 8-K, is hereby incorporated by this reference.





                            PAGE-31-






     (b)  Reports on Form 8-K.

          (1) On May 6, 2003, the Company filed a Current Report on Form 8-K disclosing the Annulment and Amending
               Agreement by and among Paramco  Financial
               Group, Inc., Michael S. Goodlett and Terrence
               Riely, dated May 2, 2003.

          (2) On June 16, 2003, the Company filed a Current Report on Form 8-K/A, which amended the Current Report on Form 8-K dated September 10, 2002 that was filed the Securities and Exchange Commission on September 10, 2002, concerning the acquisition of Paramco Financial Group, Inc., a Colorado corporation (formerly known as Paramount Financial Group, Inc.). The Form 8-K/A contained the requisite financial statements of the business acquired by the Registrant.

          (3) On July 30, 2003, the Company filed a Current Report on Form 8-K disclosing the engagement of FOCUS Partners LLC as investor relations consultants.

          (4) On July 31, 2003, the Company filed a Current Report on Form 8-K disclosing the acquisition of Alliance Capital Group, Inc., by the Company on July 25, 2003.






















                            PAGE-32-





                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              PARAMCO FINANCIAL GROUP, INC.


                    By:  /s/ Douglas G. Gregg
                         --------------------
                         Douglas G. Gregg
                         Chairman of the Board
                         and Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     August 19, 2003

/s/ Douglas G. Gregg
--------------------
Douglas G. Gregg
Chairman of the Board and Chief Executive Officer


Date:   August 19, 2003       /s/ Paul S. Sidey
                              ------------------
                              Paul S. Sidey
                              Director and President


Date:   August 19, 2003       /s/ Terrence Riely
                              -------------------
                              Terrence Riely
                              Director,  Secretary,  Acting Chief
                              Financial Officer and Acting
                              Principal Accounting Officer












                            PAGE-33-