Form 10QSB
period 2003-09-30
PARAMCO FINANCIAL GROUP INC
filed 2003-11-19
CIK 1103406

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

     Commission File Number:  000-32495


                PARAMCO FINANCIAL GROUP, INC.
               -------------------------------
              (Name of small business issuer as
                  specified in its charter)

             Delaware                       88-0441287
          --------------                  --------------
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

                            N/A
                ----------------------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,014,060 as of November 14, 2003.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                   PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
                    CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 2003
                          (UNAUDITED)

                            ASSETS
                            ------

CURRENT ASSETS:
  Cash & cash equivalents                                        $    1,466
  Interest receivable                                                 3,936
  Note receivable                                                    10,000
  Due from officers                                                  57,080
                                                                 ------------
          Total current assets                                       72,482

OTHER ASSETS:
  Deposit                                                            86,535
  Goodwill                                                           69,000

                                                                 ------------
                                                                 $  228,017
                                                                 ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                               $  767,864
  Accrued expenses                                                    8,862
  Notes payable                                                     822,435
  Convertible notes payable assumed on acquisition                   25,000
  Convertible notes payable                                         656,963
                                                                 ------------
                                                                  2,281,124

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock - unclassified, $0.001 par value, 5,969,000
  shares authorized, none issued                                          -
 Preferred Stock - Series A convertible $0.001 par value per share,
   131,000  shares authorized, 131,000 shares issued                    131
 Preferred Stock - Series B convertible $0.001 par value per share,
   3,750,000  shares authorized, none issued                              -
 Preferred Stock - Series C convertible $0.001 par value per share,
   150,000  shares authorized, none issued                                -
  Common stock, $0.001 par value, 50,000,000
    shares authorized, 29,489,060 issued and outstanding             29,489
  Additional paid-in capital                                      1,554,798
  Shares to be issued                                                94,000
  Note receivable - Preferred stock                                 (18,000)
  Deficit accumulated during the development stage               (3,713,525)
                                                                 ------------
            Total stockholders' deficit                          (2,053,107)

                                                                 ------------
                                                                 $  228,017
                                                                 ============




   The accompanying notes are an integral part of these consolidated financial statements.

                          PARAMCO FINANCIAL GROUP, INC.
                           (A development stage company)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
    AND  THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                  (UNAUDITED)


                                              For the three month periods    For the Nine month periods    April 22, 1996
                                                  ended September 30,            ended September 30,       (Inception) to
                                                 2003           2002           2003            2002         June 30, 2003
                                              ------------   ------------    ------------   -----------     -------------

Net revenue                                   $         -    $         -     $        -     $   66,139      $   274,981

Operating expenses                                682,496        263,491      2,570,462        417,929        3,417,863
                                              ------------   ------------    ------------   -----------     -------------

Loss from operations                             (682,496)      (263,491)    (2,570,462)      (351,790)      (3,142,882)

Other income (expense):
  Loss on permanent decline of marketable
  securities                                            -              -              -              -         (315,711)
  Litigation settlement                                 -        (60,000)             -        (60,000)
  Recapitalization costs                                -              -              -              -          (32,647)
  Interest income                                   1,171              -          3,963              -            4,107
  Miscellaneous Expense                                 -        (13,776)             -        (28,823)
  Interest expense                               (136,402)        (3,126)      (148,041)        (6,525)        (226,392)
                                              ------------   ------------    ------------   -----------     -------------
       Total other income (expense)              (135,231)       (76,902)      (144,078)       (95,348)        (570,643)
                                              ------------   ------------    ------------   -----------     -------------

Net loss                                         (817,727)      (340,393)    (2,714,540)      (447,138)    $ (3,713,525)
                                                                                                            =============
Other comprehensive loss:
  Unrealized loss on investments
  available for sale                                    -       (230,690)             -       (230,690)
                                              ------------   ------------    ------------   -----------

Comprehensive Loss                            $  (817,727)   $  (571,083)  $ (2,714,540)  $   (677,828)
                                              ============   ============    ============   ===========

Basic and diluted net loss per share:         $     (0.03)   $     (0.05)  $      (0.23)  $      (0.07)
                                              ============   ============    ============   ===========
Basic and diluted weighted average
   shares outstanding                          29,150,892      6,291,953     11,897,362      6,047,353
                                              ============   ============    ============   ===========

Basic and diluted weighted average shares outstanding have been restated for all the periods in connection with the reorganization on April 8, 2003.





   The accompanying notes are an integral part of these consolidated financial statements.

                     PARAMCO FINANCIAL GROUP, INC.
                     (A development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOW
 FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
  AND  THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                          (UNAUDITED)


                                                                                          April 22, 1996
                                                     September 30,     September 30,      (Inception) to
                                                         2003              2002         September 30, 2003
                                                    ---------------   ---------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (2,714,540)     $   (447,138)      $  (3,713,525)
   Adjustments to reconcile net loss to net
   cash used in
      operating activities:
       Shares issued for services                      1,347,485           126,924           1,663,196
       Shares issued for interest payment                 45,798                 -              93,054
       Issuance of warrants                              114,700                 -             114,700
       Recapitalization on reverse acquisition                 -                 -              32,647
       (Increase)  in current assets                                                             4,250
           Prepaid Expense                                     -           (12,000)                  0
           Interest Receivable                            (3,936)                -              (3,936)
           Deposit                                       (86,000)             (535)            (86,535)
           Due from officers                             (52,480)                -             (52,480)
       Increase/ (decrease) in current liabilities:                                                  -
           Accounts payable and accrued expense          765,169            43,647           1,046,519
                                                    ---------------   ---------------   ------------------
   Total Adjustments                                   2,130,736           158,036           2,811,415
                                                    ---------------   ---------------   ------------------
       Net cash used in operating activities            (583,804)         (289,102)           (902,110)
                                                    ---------------   ---------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash balance with the acquired                          -            42,943              42,943
     subsidiary
       Purchase of marketable securities                       -          (246,730)           (246,730)
       Payment of officer advances                             -                 -              (3,600)
       Payments of notes payable                               -                 -             (50,000)
       Proceeds from notes payable                        78,943           147,400             776,724
       Proceeds from issuance of debentures              461,963           659,000           1,120,963
       Proceeds from exercising of warrants               25,000                 -              25,000
                                                    ---------------   ---------------   ------------------
       Net cash provided by financing activities         565,906          (203,787)           (207,387)
                                                    ---------------   ---------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Payment of note receivable                              -             8,400             (10,000)
                                                    ---------------   ---------------   ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       (17,898)          174,511               1,466

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                19,364               590                   -
                                                    ---------------   ---------------   ------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE             $      1,466      $    175,101       $       1,466
                                                    ===============   ===============   ==================





   The accompanying notes are an integral part of these consolidated financial statements.

                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on April 16, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Paramco Financial Group, Inc. (PFGI) and its 100% wholly owned subsidiaries Paramco Mortgage Corporation (PMC) and Paramco Investments, Inc. (PII). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Paramco Financial Group, Inc. (PFGI) on September 10, 2002, was accounted for under the purchase method and treated as a reverse acquisition since the former owners of PFGI control the majority of the outstanding shares of common stock of the combined company immediately following the acquisition. The historical results for the nine-month and three-month period ended September 30, 2003 and 2002 include PFGI, PMC and PII.

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

On May 15, 2003, the FASB issued SFASB No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some

                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

Note 4 - Note receivable

The Company has a note receivable from an entity for $10,000 due on demand, unsecured, and bearing 10% interest, for cash advanced by the Company to the entity on November 21, 2002.

Note 5 - Due from officer

This amount of $57,080 represents the advance payment to an officer. The amount is due on demand and unsecured and bears an interest rate of 6% per year. Interest for the nine month period ended September 30, 2003 amounted to $3,122.

Note 6 - Promissory notes payable:

Through September 30, 2003, the Company has issued secured promissory notes amounting $672,473. The promissory notes carry interest rates of 12% and 18 % per annum and are due in twelve months. The interest is payable on a monthly basis and the principal will be repaid at the end of the term. The Company paid back $15,510 note during the nine-month period ended September 30, 2003 resulting a balance of $656,963 at September 30, 2003.

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

Note 7 - Convertible notes payable

Through September 30, 2003, the Company has issued redeemable convertible notes amounting $822,435. The promissory notes carry interest rates of 12% per annum and are due in twelve months. At the option of the holder after 30 days from issuance, the note can be converted, in whole or in part, into the Company's common stock at the conversion price equal to the volume-weighted trading average closing bid price during the 10 consecutive trading days immediately preceding the conversion date. The notes are subject to redemption by the Company before its maturity date, in cash, at the following amounts:

Up to three months after issuance - 40% discount from principal amount

More than three months and up to six months after issuance - 30% discount from principal amount

More  than  six months and up to twelve months after issuance  -
20% discount from principal amount

More  than nine months and up to twelve months after issuance  -
10% discount from principal amount

The Company issued 105,685 shares of restricted common stock valued at $ 42,468 as an incentive for a note. The incentive has been included with interest expense in the accompanying financial statements

Note 8 - Stockholder's equity and related note receivable

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

During the three month period ended June 30, 2003, the Company issued 5,100,800 shares of common stock for consulting fees of $981,652 and issued 10,000 shares of restricted common stock as consideration for an extension of the term of a note due an unrelated party.

During the three month period ended September 30, 2003, the Company issued 558,333 shares of restricted common stock for consulting fees valued at $355,583 and issued 105,685 shares of restricted common stock for an incentive of a note valued at $ 42,468.

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

During the three month ended June 30, 2003, the Company converted 4,677,046 shares of common stock issued to officers and major shareholders, into 46,770 shares of Series D Preferred stock. Each share of Series D preferred stock is convertible into 500 shares of common stock of the company. Such conversion rate of preferred stock in to common stock would be immune from the reverse split of the Company's common stock on April 8, 2003. On April 8, 2003, the preferred stocks were converted into 23,385,230 shares of common stock as a part of the reincorporation (note 15).

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

During the three month ended September 30, 2003, the Company received $25,000 from one of the warrant holder who exercised all of his Class A Warrants and part of Class B Warrants. The
Company recorded this $25,000 as shares to be issued as of September 30, 2003 since the shares were not issued to the through September 30, 2003.

During the three month ended September 30, 2003, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Royal Federal, Inc. (RFI). In exchange for all of the shares common stock of RFI, the Company agreed to issue an aggregate of 100,000 shares of its restricted common stock (note 16). The Company recorded $69,000 as shares to be issued for this transaction as of September 30, 2003 based upon market value of the shares.

The common stock and warrants were valued based upon the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Note 9 - Basic and diluted net loss per share

Basic and diluted net loss per share for the nine-month period ended September 30, 2003 and 2002 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 10 - Supplemental disclosure of cash flows

The  Company  prepares  its statements of cash  flows  using  the
indirect   method  as  defined  under  the  Financial  Accounting
Standard No. 95.

The Company paid $0 for income tax during the nine-month periods ended September 30, 2003 and 2002. The Company paid $104,798 and
$0 for interest during the nine-month periods ended September 30, 2003 and 2002, respectively.

                  PARAMCO FINANCIAL GROUP, INC.
                  (A development stage company)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Change in control and acquisition

On July 16, 2002, there was a change in control from Ashford Capital to Airline Communications, Ltd. through a Stock Purchase Agreement whereby Ashford Capital transferred 266,000 shares of the Company's $0.001 par value common stock to Airline Communications, Ltd. Concurrently, the officers and the board of directors resigned and were replaced by the officers of Airline Communications, Ltd. In addition, the former officers and directors of the Company received all of the fixed assets and inventory of the Company and adjusted the promissory notes, the amount due from shareholder and the accrued interest as a part of the acquisition transaction.

As a part of the above transaction, the Company, on September 10, 2002, closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Paramco Financial Group, Inc., a Colorado corporation (formerly Paramount Financial Group, Inc.) ("PFGI") from Douglas G. Gregg and Paul S. Sidey. In exchange for all of the shares common stock of PFGI, the Company issued an aggregate of 156,250 shares of its restricted common stock, comprised of 146,250 shares to Douglas G. Gregg and 10,000 shares to Paul S. Sidey, officers of the Company. Douglas G. Gregg, President, acting Chief Financial Officer and a director of the Company, is also the President and a director of each of PFGI and its two subsidiaries, Paramount Mortgage Investments, Inc. ("PMI") and Paramount Real Estate Investment Trust, Inc. ("PREI"). Paul S. Sidey, Secretary and a director of the Company, is also the Secretary and a director of each of PFGI, PMI and PREI. PFGI was incorporated on April 4, 1996 and is a corporate financial services firm specializing in the development and placement of commercial equipment leasing transactions and assisting clients with their capital formation needs.

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

Note 13 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2003, the Company has accumulated operating losses of $3,713,525 since inception, including a net loss of $2,714,540 for the nine-month period ended September 30, 2003. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On May 2, 2003 the Company entered into an Annulment and Amending Agreement with Michael S. Goodlett and Terrence Riely (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated
January 31, 2003, by and among the Company and Messrs. Goodlett and Riely whereby the Company was to acquire all of the issued and outstanding capital stock of Woodlands S.A. Financial Services, Inc. from Messrs. Goodlett and Riely in exchange for an aggregate of 150,000 shares of the Company's Series C Convertible Preferred Stock. As a result of this agreement, the parties have returned all of the capital stock of Woodlands to Messrs. Goodlett and Riely and Messrs. Goodlett and Riely have returned the 150,000 shares of the Company's Series C Convertible Preferred Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Woodlands' financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its sole option. To date, the transaction has not been consummated.

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

Note 16 - Acquisition of Royal Federal, Inc.

Pursuant to a Purchase Agreement dated September 19, 2003, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Royal Federal, Inc., a Louisiana corporation ("RFI"). In exchange for all of the shares common stock of RFI, the Company agreed to issue an aggregate of 100,000 shares of its restricted common stock valued at $69,000 to two previous owners. RFI is a New Orleans, Louisiana - based mortgage broker, specializing in the sub-prime mortgage lending market in the state of Louisiana and Mississippi. At the date of acquisition, Royal Federal, Inc. had insignificant operations and minimal of assets, therefore, no proforma information has been presented. The Company has recorded goodwill of $69,000 on the acquisition of Royal Federal, Inc.

Note 17 - Subsequent Events

Subsequent to the period ended September 30, 2003, the Company issued 100,000 shares for the acquisition of Royal Federal, Inc.
(note 16), and 1,425,000 shares for the consulting fees.

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

     On May 2, 2003, we entered into an Annulment and Amending Agreement with Michael S. Goodlett and Terrence Riely (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated January 31, 2003, by and among the Company and Messrs. Goodlett and Riely (the "Purchase Agreement"). As a result of the Amending Agreement, the parties have returned all of the capital stock of Woodlands to Messrs. Goodlett and Riely and Messrs. Goodlett and Riely have returned the 150,000 shares of the Company's Series C Convertible Preferred Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Woodlands' financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its
sole option.   As of the date of this Quarterly Report the
Company has not made a decision concerning cancellation of
the proposed transaction.   Further information concerning
the Amending Agreement is contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on May 6, 2003.

     On July 25, 2003, the Company acquired all of the issued and outstanding capital stock of Alliance Capital Group, Inc. ("Alliance"), a Delaware corporation, from Jimmy
L. Pfeffer, Jr. Alliance, based in Dallas, Texas, will be engaged in the business of purchasing and collecting delingquent credit card debt. Alliance operates as a wholly onwed subisdiary of the Company. Further information concerning this acquisition is contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on May 30, 2003.

     On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Royal Federal, Inc.
("RFI"), a Louisiana corporation, from Ronald P. Savoie and
Lawrence B. Kolber. RFI, based in New Orleans, Louisiana, will be engaged in the sub-prime, residential mortgage lending market in Louisiana and Mississippi. RFI operates as a wholly owned subsidiary of the Company. Further information concerning this acquisition is contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 2, 2003.

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

     Operations for the Three Months ended September 30,
2003, as compared to the Three Months ended September 30, 2002.

Revenues

     During the three months ended September 30, 2003, we had no revenues nor did we have revenues in the same period for the prior year

Costs and Expenses

     Inasmuch as there were no revenues during the three-month periods ended September 30, 2003 and September 30,
2002, there were no costs or expenses attributable to sales for either period.

Salaries and Wages

     Salaries and wages totaled $212,496 in the three-month period ended September 30, 2003 compared to $-0- in the three months ended September 30, 2002. This increase is attributable to the commencement of salaries being paid and/or accrued for employees, including officers.

General and Administrative Expenses

     General and administrative expenses totaled $164,646 in the three-month period ended September 30, 2003 compared to $19,644 in the three months ended September 30, 2002, an increase of $184,290, or 94%. This increase is attributable almost entirely to an increase in consulting fees and legal, accounting and other professional fees and results from non-recurring accruals for the consulting fees expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Interest Expense

     Interest expense totaled $21,970 for the three-month period ended September 30, 2003 compared to $2,725 in the three months ended September 30, 2002, an increase of $19,245 or 706%. This increase was due primarily to the debt service resulting from the sale of convertible notes by the Company, primarily over the past 12-month period.

Net Profit (Loss)

     During the three months ended September 30, 2003, our loss was $817,727 or ($0.03) per share, as compared to our loss during the three months ended September 30, 2002 of $571,083 or ($0.05) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc. and the per share losses are reflective of the recapitalization upon reverse merger on September 10, 2002 and the reorganization on April 8, 2003.

     Operations for the Nine Months ended September 30,
2003, as compared to the Nine Months ended September 30, 2002.

Revenues

     During the nine months ended September 30, 2003, we had no revenues compared to $66,139 during the nine months ended September 30, 2002. This decrease is reflective of change of status of the Company from private to development stage public ownership of the Company in September 2002.

Costs and Expenses

     Inasmuch as there were no revenues during the nine-month period ended September 30, 2003 and limited revenues during the nine months ended September 30, 2002, there were no costs or expenses attributable to sales for either period.

Salaries and Wages

     Salaries and wages totaled $637,488 in the nine-month period ended September 30, 2003 compared to $-0- in the nine months ended September 30, 2002. This increase is attributable to the commencement of salaries being paid and/or accrued for employees, including officers.

General and Administrative Expenses

     General and administrative expenses totaled $1,932,274 in the nine-month period ended September 30, 2003 compared to $393,634 in the nine months ended September 30, 2002, an increase of $1,539,340, or 391%. This increase is attributable almost entirely to an increase in consulting fees and legal, accounting and other professional fees and results from non-recurring accruals for the consulting fees expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc.

Interest Expense

     Interest expense totaled $148,041 for the nine-month period ended September 30, 2003 compared to $6,525 in the nine months ended September 30, 2002, an increase of $141,516 or 2,169%. This increase was due primarily to the debt service resulting from the sale of convertible notes by the Company, primarily over the past 12 month period.

Net Profit (Loss)

     During the nine months ended September 30, 2003, our loss was $2,714,540 or ($0.23) per share, as compared to our loss during the nine months ended September 30, 2002 of $677,828 or ($0.07) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Paramount Financial Group, Inc. and the per share losses are reflective of the recapitalization upon reverse merger on September 10, 2002 and the reorganization on April 8, 2003.

Liquidity and Capital Resources

     In the nine-month period ended September 30, 2003, net cash of $583,804 was used by operating activities as compared to the nine months ended September 30, 2002, when operating activities used $289,102. During the nine-month period September 30, 2003, no cash was provided in investing activities, compared to $8,400 cash provided in investing activities in the nine-month period ended September 31, 2002. Net cash of $565,906 was provided by financing activities during the nine-month period ended September 30, 2003. This compared to net cash of $203,787 used by financing activities during the same period ended September 30, 2002. The cash provided by financing came primarily from the sale of promissory notes and debentures by the Company and the exercise of warrants for the purchase of common stock by a warrant holder.

     As of the quarter ended September 30, 2003, we had $1,466 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2003 fiscal year. Since our inception on April 22, 1996, the Company has incurred an accumulated deficit of $3,713,525. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2002, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the three-month period ended September 30, 2003, and the "going
concern" issues remain.   We intend for the Company to seek
private equity and/or debt capital to initiate our mortgage operations by Paramco Mortgage Corporation and our investment operations by Paramco Investments, Inc. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

Recent Accounting Pronouncements

     On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material impact on the earning or financial position of the Company.

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


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     Reference is made to the Company's Quarterly Report on Form 10-QSB, Part II, Item 1 thereof, which was filed with the Securities and Exchange Commission on August 19, 2003, for a discussion of pending legal proceedings.

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

     During July and August, 2003, we issued an aggregate of $183,685 of our one-year redeemable convertible debentures to four individuals, one of whom had previously purchased such a debenture and all of whom are otherwise unrelated persons. The debenture bears interest at the rate of 12% per annum, interest compounded monthly and payable concurrently with the principal. This transaction was made in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

     During the three months ended September 30, 2003, we issued an aggregate of 105,685 shares of our restricted common stock, valued at $0.41 per share, to three unrelated parties as an incentive for the placement of notes to such individuals. These stock transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     During the three months ended September 30, 2003, we issued an aggregate of 558,333 shares of our restricted common stock, valued at $0.64 per share, to three consultants to the Company, each of whom was an unrelated party, in connection with consulting services rendered by such entities. These stock transactions were made in reliance upon the exemption from registration under Section
4(2) of the Securities Act of 1933, as amended.

     On or about August 1, 2003, we issued 75,000 shares of our restricted common stock, valued at $0.64 per share, to a consultant to the Company, in connection with consulting services rendered by such entity. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On September 19, 2003 the Company closed the transaction with Messrs. Ronald P. Savoie and Lawrence Kolber, whereby the Company acquired all of the capital stock of Royal Federal, Inc. In connection therewith the Company issued 50,000 shares of its restricted common stock to each of Messrs. Savoie and Kolber, for an aggregate of 100,000 shares. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Item 5.        Other Information

     None

Item 6.        Exhibits and Reports on Form 8-K

     (a) Exhibits: (those items marked with "*" are filed herewith)

     Exhibit
     Number                        Description
     -------
     2.1       Agreement and Plan of Merger of Paramco
               Financial Group, Inc. (a Nevada corporation) with and into Paramco Financial Group, Inc.
               (a Delaware corporation) dated February 26,
               2003, was filed with the Secretary of State of the State of Nevada and the Secretary of State of the State of Delaware on April 7,
               2003, and was filed with the Securities and Exchange Commission on March 17, 2003 as
               Exhibit A to the Company's Schedule 14C -
               Definitive Information Statement - is hereby incorporated by this reference.

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

     10.9      Purchase Agreement by and among Paramco Financial
               Group, Inc., and Ronald P. Savoie and Lawrence Kolber, dated Sepember 19, 2003, which was filed with the Securities and Exchange Commission on October 2, 2003, as Exhibit 10.9 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

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

     99.19 Press Release by Paramco Financial Group, Inc., dated October 2, 2003, concerning the acquisition of Royal Federal, Inc., by Paramco Financial Group, Inc., which was filed with the Securities and Exchange Commission on October 31, 2003, as Exhibit 99.19 to the Current Report on Form 8-K, is hereby incorporated by this reference.


     (b)  Reports on Form 8-K.

          (1) On July 30, 2003, the Company filed a Current Report on Form 8-K disclosing the engagement of FOCUS Partners LLC as investor relations consultants.

          (2) On July 31, 2003, the Company filed a Current Report on Form 8-K disclosing the acquisition of Alliance Capital Group, Inc., by the Company on July 25, 2003.

          (3) On October 2, 2003, the Company filed a Current Report on Form 8-K disclosiong the acquisition of Royal Federal, Inc. by the Company on September 19, 2003.

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


Date:   November 19, 2003         /s/ Douglas G. Gregg
                                  --------------------------
                                  Douglas G. Gregg
                                  Chairman of the Board
                                  and Chief Executive Officer


Date:   November 19, 2003          /s/ Paul S. Sidey
                                  --------------------------
                                  Paul S. Sidey
                                  Director and President


Date:   November 19, 2003          /s/ Paul S. Sidey
                                  --------------------------
                                  Terrence Riely
                                  Director, Secretary, Acting Chief
                                  Financial Officer and Acting
                                  Principal Accounting Officer