Form 10KSB
period 2003-12-31
PARAMCO FINANCIAL GROUP INC
filed 2004-04-15
CIK 1103406

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2003

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

Commission File Number:  000-32495

                  PARAMCO FINANCIAL GROUP, INC.
                --------------------------------
         (Name of small business issuer in its charter)

               Delaware                            88-0441287
           ---------------                    --------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

    4610 So. Ulster Street, Suite 150, Denver, Colorado 80237
   ------------------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ X ]

The issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 8, 2004:
Common stock, $0.001 par value:  $1,106,593.

The number of shares of the registrant's common stock outstanding as of April 8, 2004: 53,554,960.

Documents incorporated by reference:  Not Applicable

   Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                   FORWARD-LOOKING STATEMENTS

   This annual report contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this annual report include, but are not limited to, statements relating to:

    *   our anticipated business strategy;
    *   the market opportunity for our services, including
    * anticipated growth of our industry and expected demand for our services;
    *   our plans for hiring additional personnel;
    * our estimates regarding our future capital requirements and needs for additional financing; and
    * any of our other plans, objectives, expectations and intentions contained in this prospectus that are not historical facts.

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

     Our daily business operations continued after the reincorporation as they were conducted by prior to the reincorporation at our principal executive offices at 4610 South Ulster Street, Suite 150, Denver, Colorado 80237. Neither or executive officers nor our directors changed as a result of the reincorporation.

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

     As a result of the reincorporation, our authorized capital stock consisted of 100,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, $.001 par value per share. Our unissued preferred stock will be issuable in series by action of our board of directors. Our board of directors will be authorized, without further action by the stockholders, to fix the designations, powers, preferences and other rights and the qualifications, limitations, or restrictions of our unissued preferred stock including preferences and other terms that might discourage takeover attempts by third parties.

     As of February 26, 2003, the record date for our stockholders' consent, the authorized capital of the Nevada corporation consisted of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. Approximately 7,817,011 shares of the Nevada corporation's common stock and 4,031,000 shares of the Nevada corporation's preferred stock were designated and 281,000 shares were outstanding. After the record date and prior to the effective date of the reincorporation, 4,677,046 shares of the Nevada corporation's common stock were exchanged for 46,770 shares of Series D Convertible Preferred Stock of the Nevada corporation. After the effective date of the reincorporation, the Series D Convertible Preferred Stock automatically converted into 23,385,230 shares of the Delaware corporation's common stock. As of the date of this Annual Report, we had approximately 53,554,960 shares of common stock issued and outstanding. With respect to our Preferred Stock, 4,031,000 shares have been classified as follows: Series A - 131,000 shares authorized with 131,000 issued and outstanding; Series B - 3,750,000 shares authorized with none issued and outstanding; and Series C - 150,000 authorized with none issued and outstanding. The remaining 5,969,000 shares of Preferred are unclassified.

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

     PFG typically originates commercial equipment leases that have an original contract balance ranging from approximately $50,000 to $5,000,000. The capital assets that PFG finances for its clients are typically used within the medical, tele-communications, hospitality and various manufacturing industries.

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

Residential and Commercial Mortgages

     One of the wholly-owned subsidiaries of PFG is Paramco Mortgage Corporation ("PMC") a Denver, Colorado-based mortgage broker. While PMC is currently only in the start-up mode, it hopes to expand its operations through internal growth and through acquisitions of other mortgage brokers and mortgage bankers in order that it may operate in both the retail and wholesale markets. PMC intends to generate its income primarily through fees and expenses charged to borrowers and from yield-spread premiums and/or service release premiums paid to PMC when the closed loans are sold by PMC. There can be no assurance that the Company or PFG will be able to provide the capital resources required for PMC to expand its operations, nor, if such expansion does occur, that the operations of PMC will be profitable.

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

Going Concern Opinion

     The Company's financial statements for the year ended December 31, 2003 contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives include marketing plans for the growth of our mortgage lending operations. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

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

      *  problems assimilating the purchased operations,
      *  technologies or products;
      *  unanticipated costs associated with the acquisition;
      *  diversion of management's attention from our core business;
      * adverse effects on existing business relationships with suppliers and customers;
      * risks associated with entering markets in which we have no or limited prior experience; and
      * potential loss of the purchased organization's or our own key employees.

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

   In the course of its business, the Company has acquired and may acquire in the future properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third pies based on damages and costs resulting from environmental contamination emanating from such property.


Item 2.  Description of Property.

     The Company maintains it corporate headquarters in
Denver, Colorado.   It leases office space, on a month-to-
month basis, in a corporate office suite and pays a monthly rent of approximately $410.00. The Company expects that it will utilize this space until the future planned growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the greater Denver area and the Company does not anticipate any problem in securing additional space when necessary.


Item 3.  Legal Proceedings.

     In the matter of the lawsuit styled Arthur Hall vs. Paramount Financial Group, Inc., District Court of Denver County, State of Colorado, Case No. 03 CV 2874 (previously discussed in the Company's Quarterly Report on Form 10-QSB,
Part II, Item 1 thereof, which was field with the Securities and Exchange Commission on August 19, 2003) the case was settled with a stipulation. Pursuant thereto, on or about March 26, 2004, a judgment was entered against the Company in the amount of approximately $152,500.

Item  4.   Submission  of  Matters to  a  Vote  of  Security
Holders.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.


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

                                 Bid (1; 2; 3)
                               High            Low
   Year ended               ----------    -------------
   December 31, 2003:
   First Quarter             $  0.150          0.200

   Second Quarter               0.020          0.500

   Third Quarter                0.450          0.850

   Fourth Quarter               0.330          1.250

   Year ended
   December 31, 2002:

   First Quarter             $  0.020       $  0.020

   Second Quarter               0.380          0.450

   Third Quarter                0.050          0.450

   Fourth Quarter               0.015          0.075

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

(3) On April 9, 2003, the reorganization of the Company resulted in an effective 1-for-10 reverse split. The high/low closing prices in the table above have been adjusted to reflect the effect of the reorganization.

     On April 8, 2004, the closing bid price of the Common Stock of the Company was $0.04 per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 8, 2004, there were approximately 20 broker-dealers publishing quotes for the Common Stock of the Company.

     Holders. As of April 8, 2004, there were 53,554,960 shares of Common Stock issued and outstanding, which were held by approximately 75 holders of record. As of April 8, 2004, there were 131,000 shares of Series A Convertible
Preferred Stock outstanding, which were held by one holder of record. No shares of any other series of Preferred Stock were outstanding as of April 8, 2004.

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

Securities Authorized for Issuance under Equity Compensation Plans

---------------------------------------------------------------
                                                Number of
                                                securities
                                                remaining
                  Number of     Weighted-     available for
                securities to   average of        future
                  be issued      exercise        issuance
Plan Category   upon exercise    price of      under equity
                     of        outstanding     compensation
                 outstanding     options,         plans
                  options,     warrants and     (excluding
                warrants and      rights        securities
                   rights                      reflected in
                                               column (a))
--------------------------------------------------------------
                     (a)           (b)             (c)
--------------------------------------------------------------
Equity                0             0               0
compensation
plans approved
by security
holders

Equity                0             0               0
compensation
plans not
approved by
security
holders (1)
--------------------------------------------------------------
Total                 0             0               0
--------------------------------------------------------------

(1) This plan, the 2004 Stock Incentive Plan (the "Plan"), was adopted by the Company's Board of Directors on or about December 8, 2003. The Plan provides for issuance of common stock as compensation to both employees and non-employees, including directors, consultants and advisors. During the month of December, 2003 and during the quarter ended March 31, 2004, all 10,000,000 shares registered under the Plan were issued to third-party consultants and advisors to the Company as compensation for services rendered. However, as of the date of this Quarterly Report the Company and certain of those consultants have agreed to the cancellation of the underlying consulting agreements and the return of an aggregate of 2,700,000 shares of common stock issued under the Plan. When received by the Company the certificates representing such shares of common stock will be canceled and the 2,7000,000 shares of common stock will be available for issuance under the Plan.

     Recent Sales of Unregistered Securities.

     On or about December 9, 2003, issued 200,000 shares of our restricted common stock, at a value of $0.52 per share, to Seven Angels Ventures, LLC ("SAV") to acquire 200,000 shares of SAV. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     Shortly before his resignation on December 31, 2003, we issued 500,000 shares of our restricted common stock, at a value of $0.87 per share, to Terrence Riely, then a director, Secretary and Chief Financial Officer of the Company as a bonus for services rendered. This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     In the three months ended December 31, 2003, we issued an aggregate of 3,000,000 shares of our restricted common stock in a private placement to two unrelated individuals, both of whom were existing shareholders of the Company. The Company was to have received an aggregate of $150,000 for such common stock. In fact, we received $75,000 from one of the purchasers of the securities. The Company and the other purchaser agreed to void that portion of the transaction and the purchaser has returned 1,500,000 shares of common stock to the Company. We will cancel such shares at the earliest possible time. These stock transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     In the three months ended December, 31, 2003, we issued an aggregate of 1,300,000 shares of our restricted common stock, at a average value of $0.66 per share, to two consultants to the Company, each of whom was an unrelated party, in connection with consulting services rendered by such individuals. These stock transactions were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


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

     On May 2, 2003, we entered into an Annulment and Amending Agreement with Michael S. Goodlett and Terrence Riely (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated January 31, 2003, by and among the Company and Messrs. Goodlett and Riely (the "Purchase Agreement"). As a result of the Amending Agreement, the parties have returned all of the capital stock of Woodlands to Messrs. Goodlett and Riely and Messrs. Goodlett and Riely have returned the 150,000 shares of the Company's Series C Convertible Preferred Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Woodlands' financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its
sole option.   As of the date of this Annual Report the
Company has not made a decision concerning cancellation of
the proposed transaction.   Further information concerning
the Amending Agreement is contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on May 6, 2003.

     On July 25, 2003, the Company acquired all of the issued and outstanding capital stock of Alliance Capital Group, Inc. ("Alliance"), a Delaware corporation, from Jimmy
L. Pfeffer, Jr. Alliance, based in Dallas, Texas, will be engaged in the business of purchasing and collecting delinquent credit card debt. Alliance operates as a wholly owned subsidiary of the Company. Further information concerning this acquisition is contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on May 30, 2003.

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

     On December 31, 2003 Paramco Financial Group, Inc. (the "Company") entered into an Annulment and Amending Agreement with Jimmy L. Pfeffer, Jr. (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated July 17, 2003, by and between the Company and Mr. Pfeffer (the "Purchase Agreement"), whereby the Company is to acquire all of the issued and outstanding capital stock of Alliance Capital Group, Inc. ("Alliance"), from Mr. Pfeffer in exchange for 120,000 shares of the Company's Common Stock. As a result of this agreement, the parties have returned all of the capital stock of Alliance to Mr. Pfeffer and Mr. Pfeffer has returned the 120,000 shares of the Company's Common Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Alliance's financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by September 30, 2004, the Purchase Agreement is subject to cancellation by the Company at its sole option.

     On December 31, 2003 Paramco Financial Group, Inc. (the "Company") entered into an Annulment and Amending Agreement with Ronald P. Savoie and Lawrence B. Kolber (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated September 19, 2003, by and among the Company and Messrs. Savoie and Kolber (the "Purchase Agreement"), whereby the Company is to acquire all of the issued and outstanding capital stock of Royal Federal, Inc. ("Royal Federal"), from Messrs. Savoie and Kolber in exchange for an aggregate of 100,000 shares of the Company's Common Stock. As a result of this agreement, the parties have returned all of the capital stock of Royal Federal to Messrs. Savoie and Kolber and Messrs. Savoie and Kolber have returned and aggregate of 100,000 shares of the Company's Common Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Alliance's financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by September 30, 2004, the Purchase Agreement is subject to cancellation by the Company at its sole option.


Results of Operations

Operations for the Year ended December 31, 2003, as compared to the Year ended December 31, 2002.

Revenues

     The Company had no revenue during the year ended
December 31, 2003 due to restructuring and changing the focus of the business. During the year ended December 31, 2002 the Company had revenue of $29,610.

Expenses

     Operating expenses for the year ended December 31, 2003, were $6,677,222 compared to $576,239 in 2002. This represents an increase of $6,100,938 or 1,058%, in operating expenses from the comparable year ended December 31, 2002. Total expenses, including operating expenses, those pertaining to litigation settlement, net interest, securities, and other miscellaneous expenses for the year ended December 31, 2003 were $6,697,343. This represents an increase of $5,757,304, or 612%, from the comparable annual period ended December 31, 2002, when we reported total expenses of $940,039. $3,698,618 of the increase in operating expenses is attributable to the issuance of common stock for services of consultants and others to help with mergers & acquisitions and other business plans and strategies. Payments to professionals such as lawyers, accountants, investment advisors and investor relations increased by approximately $700,000 compared to 2002. We also incurred $132,500 of operating expenses in 2003 as a result of the postponement of the Woodlands acquisition. Litigation settlement of $138,500 and an increase in interest expense of $124,860 also contributed to the increase while the loss on permanent decline in value of marketable securities of $315,711 in 2002 offset some of the increase in 2003 over 2003.

Net Profit (Loss)

     During the year ended December 31, 2003, our loss per share was $.39 compared to $.13 per share in 2002.
Approximately 33.6% of the 2002 loss, ($315,711) represented the loss on permanent decline in value of marketable securities.

Liquidity and Capital Resources

In the year ended December 31, 2003, net cash of $806,539 was used by operating activities, as compared to the prior year, when operating activities used $609,940.
During the year ended December 31, 2003 financing activities provided net cash of $540,506, as compared to $944,892 provided in the prior year. The cash provided by financing during 2003 came from the issuance of promissory notes and debentures of $535,906 and the cash advances from officers of $4,600. During 2002 the cash came primarily from the sale of promissory notes by the entity formerly known as Paramount Financial Group, Inc., substantially all of which were consummated prior to its acquisition by the Company. During the year ended December 31, 2003, cash of $246,669, from the sale of stock, was provided by investing activities. Net cash of $325,711 was used during the year ended December 31,2002.

As of the end of our fiscal year on December 31, 2003, we had no current cash available. Our management believes that to meet our needs for our 2004 fiscal year. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations. Since our inception on, the Company has incurred an accumulated deficit of $7,696,328.

As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2003 and 2002, with a "going concern" opinion:
"This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated and the
"going concern" issues remain.   We intend for the Company
to seek private equity and/or debt capital to initiate our mortgage operations by Paramco Mortgage Corporation and our investment operations by Paramco Investments, Inc. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

Recent Accounting Pronouncements

     On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

     On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

Item 7.      Financial Statements.

     Information with respect to this Item is set forth in "Index to Financial Statements".


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

     On August 13, 2002, the Company engaged the firm of Kabani & Company, Inc., of Fountain Valley, California, as independent accountants for the Company. Prior to August 13, 2002, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company, Inc. concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements or any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.


Item 8A.  Controls and Procedures.

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

CEO and CFO Certifications.

     Appearing as Exhibits 31.2 and 31.2 to this Annual Report there are forms of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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


                            PART III

Item 9.   Directors,   Executive  Officers,  Promoters   and
          Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

Name(1)(2)(3)         Age    Position
--------------       -----   -----------------------------------------------
 Douglas G. Gregg     62     Chairman of the Board, Chief Executive Officer
                             and Acting Chief Financial Officer
 Paul S. Sidey        47     Director, President and Acting Secretary

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.
(3) Terrence Riely resigned as a Director, Secretary and Chief Financial Officer on December 31, 2003. At the time of his resignation, Mr. Riely had no disagreements with the Company relating to our operations, policies, or practices.

     The   background  and  principal  occupations  of  each
director and executive officer of the Company are as follows:

     Douglas G. Gregg. Douglas G. Gregg has been Chairman of the Board and Chief Executive Officer of the Company since March 13, 2003. He was named acting Chief Financial Officer on December 31, 2003. From July 16, 2002 through March 12, 2003, Mr. Gregg served as Chairman and President of the Company. Prior to his association with the Company, Mr. Gregg was a director and President of Paramount Financial Group, Inc. ("Paramount"), a Denver, Colorado based company that he founded in 1996, which specialized in the development and placement of private debt financing and commercial equipment leasing transactions. Paramount, along with its subsidiaries, Paramount Mortgage Investment, Inc. and Paramount Real Estate Investment Trust, Inc., companies that were formed in February 2002 by Mr. Gregg to engage in residential and commercial mortgage investments and commercial real estate transactions, respectively, were acquired by the Company on September 10, 2002. At that time, Paramount was merged into the Company and the subsidiaries changed their names to Paramco Mortgage Corporation and Paramco Investments, Inc. Mr. Gregg continues to serves as a director and President of each. Pursuant to a stipulated order dated November 12, 2002, between Mr. Gregg and the State of Idaho, Department of Finance, Securities Bureau, Mr. Gregg admitted selling an unregistered security to one resident of the State of Idaho and agreed to be permanently enjoined from further sales of unregistered securities in the State of Idaho without the prior written consent of the Idaho Department of Finance.

Paul S. Sidey. Mr. Sidey has been President of the Company since March 13, 2003 and continues to serve as a director. He was named Acting Secretary on December 31, 2003. From July 16, 2002 through March 12, 2003, Mr. Sidey served as Secretary and a director of the Company. From February 2001 to September 10, 2002, Mr. Sidey served as Secretary and a director of Paramount Financial Group, Inc., ("Paramount"), a Denver, Colorado based company which specialized in the development and placement of private debt financing and commercial equipment leasing transactions. Mr. Sidey became Secretary and a director of Paramount Mortgage Investments, Inc. in March 2002 and, in April 2002, Secretary of Paramount Real Estate Investment Trust, Inc., companies that were formed in February 2002 to engage in residential and commercial mortgage investments and commercial real estate
transactions, respectively.   Paramount, along with its
subsidiaries, Paramount Mortgage Investment, Inc. and Paramount Real Estate Investment Trust, Inc., were acquired by the Company on September 10, 2002. At that time, Paramount was merged into the Company and the subsidiaries changed their names to Paramco Mortgage Corporation and Paramco Investments, Inc. Mr. Sidey continues to serves as a director and Secretary of each. Between June 2000 and February 2001, he served as a consultant to Paramount in the establishment of its mortgage banking business. Between August 1999 and June 2000, Mr. Sidey was employed by Stonecreek Funding, a Colorado mortgage banking company, at which he held the positions of loan representative. From April 1997 to July 1999, Mr. Sidey served as Vice President
- Operations for Centennial Banc Share Corp., a publicly traded mortgage company based in Denver, Colorado.

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

     Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company, its directors, officers and 10% beneficial owners have filed all reports in compliance with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003.

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

                 Summary Compensation Table

                                            Annual Compensation
Name and Principal Position(1)      Year    Salary     Bonus

Douglas G. Gregg (2)                2003    $517,992    -0-
  Chairman, Chief Executive         2002    $261,668    -0-
  Officer, and Acting Chief
  Financial Officer
Paul S. Sidey (3)                   2003    $367,972    -0-
  Director, President and           2002    $125,424    -0-
  Acting Secretary

Terrence Riely(4)                   2003      -0-    $435,000
                                    2002      -0-       -0-


  (1) Joseph M. Dzierwa resigned as a director and President of the predecessor entity (accounting acquiree) and Pamela
     J. Dzierwa resigned as a director and Secretary on July 16, 2002For the two fiscal years ended December 31, 2003, none of such persons received any compensation of the nature required to be reported pursuant to Item 402 of Regulation S-B.
  (2) Mr. Gregg was elected Chairman and Chief Executive Officer on March 13, 2003; prior to that, he had been named President, Acting Chief Financial Officer and a director on July 16, 2002. Additionally, on December 31, 2003, he was named Acting Chief Financial Officer. The compensation reflected as salary for the year 2002 was received through a consulting agreement by and between the Company and Advanced Capital Corporation, a Colorado corporation, dated January
     3, 2001. Advanced Capital Corporation is an entity 100% owned by Mr. Gregg. Of the compensation reflected as salary or the year 2003, the sum of $182,429 was paid to Mr. Gregg and the remainder, $335,563, was accrued and remains due and payable.
  (3) Mr. Sidey was elected President on March 13, 2003, prior to that, he was named Secretary and a director on July 16, 2002. Additionally, on December 31, 2003, he was named Acting Secretary. The compensation reflected as salary for the year 2002 was received through a consulting agreement by and between the Company and Advanced Capital Corporation, dated January 3, 2001. Of the compensation reflected as salary for the year 2003, the sum of $113,400 was paid to Mr. Sidey and the remainder, $254,592, was accrued and remains due and payable.
  (4) Mr. Terrence Riely, who resigned as a director, Secretary and Chief Financial Officer on December 31, 2003, received a stock bonus consisting of 500,000 shares of our restricted common stock. He received no other compensation of the nature required to be reported pursuant to Item 402 of Regulation S-B.

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

     As of April 8, 2004, the Company had 53,554,960 shares of common stock outstanding. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of April 8, 2004 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

 Name of Beneficial Owner (1)      Number of Shares       Percent of Class
 ----------------------------      ----------------       ----------------
 Douglas G. Gregg (2)                19,027,505                 35.52
 Paul S. Sidey (3)                    2,772,725                  5.18
 Paul Enright(4)                      3,589,900                  6.70

 Airline Communications, Ltd.(5)     11,715,000                 21.88
 Ashford  Capital LLC (6)               131,000                100.00
 All executive officers              21,800,230                 40.70
 and directors as a group             (common)                 (common)
 (2 persons) (7)

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

     (2) All shares referenced herein constitute shares of our common stock. Such number includes 11,715,000 shares held in the name of Airline Communications, Ltd., of which Mr. Gregg is the director, President, Secretary, and sole shareholder. Mr. Gregg's address is 4610 So. Ulster Street, Suite 150, Denver, CO 80237.

     (3) All shares referenced herein constitute shares of our common stock. Mr. Sidey's address is 4610 So.
     Ulster Street, Suite 150, Denver, CO 80237.

     (4) All shares referenced herein constitute shares of our common stock. Mr. Enright's address is 8598 S.
     Miller Court, Littleton, CO 80127.

     (5) All shares referenced herein constitute shares of our common stock and have also been included in Mr.
     Gregg's holdings, as he is the director, President, Secretary, and sole shareholder of Airline
     Communications, Ltd.  Its address is 16025 Sequoia
     Drive, Parker, CO 80134.

     (6) All shares referenced herein constitute shares of our Series A Preferred Stock, all, but not less than all of which are convertible at any time into three percent of our then outstanding common stock.
     Ashford's address is 65 Enterprise, Aliso Viejo, CA
     92650.

     (7) All shares referenced herein constitute shares of our common stock and includes all shares described in Notes 2, 3 and 5, above.

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

     As of February 26, 2003, the record date for our stockholders' consent involving the reincorporation of the Company in the State of Delaware, the authorized capital of the Nevada corporation consisted of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. Approximately 7,817,011 shares of the Nevada corporation's common stock and 4,031,000 shares of the Nevada corporation's preferred stock were designated and 281,000 shares were outstanding. After the record date and prior to the effective date of the reincorporation, Mr. Gregg (individually and through Airline Communications, Ltd.) and Mr. Sidey caused an aggregate of 4,677,046 shares of the Nevada corporation's common stock to be exchanged for 46,770 shares of Series D Convertible Preferred Stock of the Nevada corporation. After the effective date of the reincorporation, the Series D Convertible Preferred Stock automatically converted into 23,385,230 shares of the Delaware corporation's common stock, of which Mr. Gregg received an aggregate of 20,612,505 shares (7,312,505 in his name and 13,300,000 in the name of Airline Communications, Ltd.) and Mr. Sidey received 2,772,725 shares.

     In December 2003, we issued a stock bonus of 500,000 shares of our restricted Common Stock to Terrence Riely, who at that time as a director, Secretary and Chief Financial Officer, as compensation for services rendered. On December 31, 2003, Mr. Riely resigned such capacities.

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

     3.2       By-laws of Paramco Financial Group, Inc., a
               Delaware corporation.

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

     4.3 2004 Stock Incentive Plan, which was filed with the Securities and Exchange Commission on December 10, 2003 as
               Exhibit 4.1 to the Company's Registration Statement on Form S-8, is hereby incorporated by this reference.

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

     10.8.1    Annulment and Amending Agreement by and
               between Paramco Financial Group, Inc., and
               Jimmy L. Pfeffer, Jr. dated December 31,
               2003.

     10.9 Purchase Agreement by and among Paramco Financial Group, Inc., and Ronald P. Savoie and Lawrence Kolber, dated September 19, 2003, which was filed with the Securities and Exchange Commission on October 2, 2003, as
               Exhibit 10.9 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     10.9.1 Annulment and Amending Agreement by and among Paramco Financial Group, Inc., Ronald P.
               Savoie and Lawrence B. Kolber dated December
               31, 2003.

     31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Douglas G.
               Gregg, as Chief Executive Officer.

     31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Douglas G.
               Gregg, as Acting Chief Financial Officer.

     32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Douglas G.
               Gregg, as Chief Executive Officer.

     32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Douglas G.
               Gregg, as Acting Chief Financial Officer.

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

     99.9 Letter of Intent dated September 24, 2002 by and between The Prestige Group.Net, Inc.,
               Michael S. Goodlett and Terrence Riely,
               which was filed with the Securities and
               Exchange Commission on October 1, 2002, as
               Exhibit 99.9 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.10 Press Release by The Prestige Group.Net, Inc., dated October 1, 2002, concerning the Letter of Intent dated September 24, 2002 by and between The Prestige Group.Net, Inc., Michael S. Goodlett and Terrence Riely, which was filed with the Securities and Exchange Commission on October 1, 2002, as Exhibit
               99.10 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.11 Press Release by The Prestige Group.Net, Inc., dated October 18, 2002, concerning the merger of Paramco Financial Group, Inc. a Colorado corporation, a wholly owned subsidiary of the Company, with and into the Company, the change of name of the Company, a Nevada corporation, to Paramco Financial Group, Inc., and the change of trading symbol and CUSIP number, which was filed with the Securities and Exchange Commission on October 18, 2002, as Exhibit
               99.11 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.12 Press Release by Paramco Financial Group, Inc., dated February 18, 2003, concerning the acquisition of Woodlands S.A. Financial Services, Inc., by Paramco Financial Group, Inc., which was filed with the Securities and Exchange Commission on February, 18, 2003, as Exhibit
               99.12 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.12.1 Press Release by Paramco Financial Group, Ltd., dated May 6, 2003 concerning the Annulment and Amending Agreement by and among Paramco Financial Group, Inc., Michael S. Goodlett and Terrence Riely, dated May 2, 2003, which was filed with the Securities and Exchange Commission on May 6, 2003, as
               Exhibit 99.16 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.


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

     99.16 Unaudited Consolidated Balance Sheets and related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for Paramco Financial Group, Inc., a Colorado corporation, for the six months ended June 30, 2002 and June 30, 2001, which were filed with the Securities and Exchange Commission on June 16, 2003, as Exhibit 99.16 to the Current Report on Form 8-K/A, is hereby incorporated by this reference.

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

     99.20 Press Release by Paramco Financial Group, Inc., dated December 10, 2003, disclosing plans for Epic Financial Corporation, Datalogic International and Paramco Financial Group, Inc. to develop a proprietary VoIP Video Conferencing system, which was filed with the Securities and Exchange Commission on December 10, 2004, as Exhibit 99.20 to the Current Report on Form 8-K, is hereby incorporated by this reference.

     99.21 Press Release by Paramco Finanical Group, Inc., dated January 15, 2004, disclosing plans for development of its proprietary VoIP (Voice Over Internet Protocol) Video Conferencing system known as LoanFone, which was filed with the Securities and Exchange Commission on January 15, 2004, as Exhibit
               99.21 to the Current Report on Form 8-K, is hereby incorporated by this reference

     (b)  Reports on Form 8-K.

          (1) On October 2, 2003, the Company filed a Current Report on Form 8-K disclosing the closing of the transaction on September 19, 2003 whereby, pursuant to a Purchase agreement dated December 19, 2003 by and among Paramco Financial Group, Inc., Ronald P. Savoie and Lawrence B. Kolber, the Company acquired all of the outstanding capital stock of Royal Federal, Inc.

          (2) On December 10, 2003, the Company filed a Current Report on Form 8-K disclosing a Press Release by Paramco Financial Group, Inc., dated December 10, 2003, concerning plans for Epic Financial Corporation, Datalogic International and Paramco Financial Group, Inc. to develop a proprietary VoIP Video Conferencing system.

          (3) On January 15, 2004, the Company filed a Current Report on Form 8-K disclosing a Press Release by Paramco Financial Group, Inc., dated January 15, 2004, concerning plans for development of its proprietary VoIP (Voice Over Internet Protocol) Video Conferencing system known as LoanFone.

          (4) On January 15, 2004, the Company filed a Current Report on Form 8-K disclosing (1) the Annulment and Amending Agreement by and among Paramco Financial Group, Inc., Ronald P. Savoie and Lawrence B. Kolber dated December 31, 2003; and (2) the Annulment and Amending Agreement by and between Paramco Financial Group, Inc. and Jimmy L. Pfeffer, Jr. dated December 31, 2003.

Item 14.  Principal Accountant Fees and Services.

     During the past two fiscal years our principal accountants have billed for their services as follows. In addition, certain fees for services related to the audit of the financial statements of the Company for the period ended December 31, 2003 as contained in this Annual Report are not included because they were not incurred until after the end of the fiscal year).

                                             Fiscal year
                                         2002           2003
                                      ------------------------
     (1)  Audit Fees:                   $17,500       $17,500

     (2)  Audit-Related Fees:             -0-           -0-

     (3)  Tax Fees:                       -0-           -0-

     (4)  All Other Fees                  -0-           -0-

     (5) (i) The Company's Board of Directors, acting in lieu of an Audit Committee, requires that, prior to the engagement of the Company's principal accountant to audit the financial statements of the Company or to perform other Audited Related or Non-Audit
       Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.

       (ii) Not applicable.

     (6)  Not applicable.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              PARAMCO FINANCIAL GROUP, INC.


                    By:  /s/ Douglas G. Gregg
                         -----------------------
                         Douglas G. Gregg
                         Chairman of the Board and
                         Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     April 14, 2004      /s/ Douglas G. Gregg
                              ---------------------------
                              Douglas G. Gregg
                              Chairman of the Board, Chief Executive
                              Officer, Acting Chief Financial Officer
                              and Acting Principal Accounting Officer



Date:     April 14, 2004      /s/ Paul S. Sidey
                              --------------------
                              Paul S. Sidey
                              Director, President and Acting
                              Secretary

                 Index to Financial Statements

                 PARAMCO FINANCIAL GROUP, INC.

                           CONTENTS

                                                               Page

Report of Independent Public Accountants		  	F-1

Balance Sheet					 		F-2

Statements of Operations		 			F-3

Statements of Cash Flow						F-4

Statement of Shareholders' Equity				F-5

Notes to Financial Statements 					F-6 - F-17




























                             -PAGE-





                INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Paramco Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Paramco Financial Group, Inc., a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paramco Financial Group, Inc. and subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $7,696,328 at December 31, 2003, including net losses of $6,697,343 and $940,039 for the years ended December 31, 2003 and 2002, respectively. The Company has shareholders deficit of $2,299,819 at December 31, 2003. These factors as discussed in Note 15 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
April 9, 2004




                             PARAMCO FINANCIAL GROUP, INC.
                          (A development stage company)
                              CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 2003


                                        ASSETS


 CURRENT ASSETS:
   Deposit                                                                535
   Marketable Securities                                               87,000
   Note receivable                                                     10,800
   Prepaid Expenses                                                    15,348
                                                                   -----------
                                                                   $  113,683
                                                                   ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   Accounts Payable and accrued expenses                           $  319,178
   Notes payable                                                      676,963
   Due to officers                                                    594,926
   Convertible notes payable                                          822,435
                                                                   -----------
                                                                    2,413,502

 COMMITMENTS & CONTINGENCIES

 STOCKHOLDERS' DEFICIT
   Preferred stock - unclassified, $0.001 par value, 5,969,000
     shares authorized, none issued                                         -
   Series A convertible Preferred Stock $0.001 par value,
    131,000  shares authorized, 131,000 shares issued                     131
   Preferred Stock - Series B convertible $0.001 par value per share,
    3,750,000  shares authorized, none issued                               -
   Preferred Stock - Series C convertible $0.001 par value per share,
    150,000  shares authorized, none issued                                 -
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 40,340,060 issued and outstanding              40,240
   Additional paid-in capital                                       5,873,916
   Shares to be issued                                                 66,722
   Shares issued for note receivable                                 (133,000)
   Unamortized consulting fees                                       (434,500)
   Accumulated other comprehensive loss                               (17,000)
   Accumulated  deficit                                            (7,696,328)
                                                                  ------------
            Total stockholders' deficit                            (2,299,819)

                                                                  ------------
                                                                 $    113,683
                                                                  ============

                                                                          0







The accompanying notes are an integral part of these consolidated financial statements.




                        PARAMCO FINANCIAL GROUP, INC.
                         (A development stage company)
                     CONSOLIDATED STATEMENTS OF OPERATION
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
       AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO DECEMBER 31, 2003

                                                                             April 22, 1996
                                                                             (Inception) to
                                                   2003            2002        12/31/2003
                                              ------------   -------------   --------------

 Net revenue                                  $         -    $     29,610     $   274,981

 Operating expenses                             6,474,519         891,950       7,637,631
                                              ------------   -------------   --------------

 Loss from operations                          (6,474,519)       (862,340)     (7,362,650)

 Non-operating Income (expense):
     Interest income                                  826             144             970
     Interest expense                            (223,650)        (77,843)       (334,648)
                                              ------------   -------------   --------------
 Net Loss                                      (6,697,343)       (940,039)     (7,696,328)

 Unrealized loss on marketable securities         (17,000)              -         (17,000)

                                              ------------   -------------   --------------
 Comprehensive Loss                           $(6,714,343)   $   (940,039)    $(7,713,328)
                                              ============   =============   ==============

 Basic and diluted weighted                    17,070,485       7,150,132
average shares outstanding                    ============   =============

 Basic and diluted net loss per share         $     (0.39)   $      (0.13)
                                              ============   =============

   Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.




The accompanying notes are an integral part of these consolidated financial statements.








                       PARAMCO FINANCIAL GROUP, INC.
                       (A development stage company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                             EQUITY (DEFICIT)
                 FOR THE PERIOD APRIL 22, 1996 (INCEPTION)
                           TO DECEMBER 31, 2003

                               Preferred Stock    Common Stock        Additional    Shares                             Unrealized
                              Number of          Number of             paid-in       to be      Note      Unamortized  Loss on
                              shares   Amount   shares     Amount      Capital      issued   Receivable   Consulting   Securities
                              -------  -------  --------  ---------   ----------   --------  ----------   -----------  ----------

Balance at April 22, 1996         -    $  -     156,250    $ 1,000      $     -     $    -     $     -     $      -    $      -

Net gain for year ended
December 31, 1999                 -       -           -          -            -          -           -            -           -
                              -------  -------  --------  ---------   ----------   --------  ----------   -----------  ----------

Balance at December 31, 1999      -       -     156,250      1,000            -          -           -            -           -

Net loss for year ended
December 31, 2000                 -       -           -          -            -          -           -            -           -
                              -------  -------  --------  ---------   ----------   --------  ----------   -----------  ----------
Balance at December 31, 2000      -       -     156,250   $  1,000            -          -           -            -           -

Net loss for the year ended
December 31, 2001                 -       -           -          -            -          -           -            -           -
                              -------  -------  --------  ---------   ----------   --------  ----------   -----------  ----------

Balance at December               -       -     156,250      1,000            -          -           -            -           -
31, 2001

Recapitalization on                             497,806       (346)       6,275          -           -            -           -
reverse acquisition           -------  -------  --------  ---------   ----------   --------  ----------   -----------  ----------

Balance after recapitalization
on September 10, 2002             -       -     654,056        654        6,275          -           -            -           -

Issuance of shares for
compensation and services         -       -      79,312         79       47,177          -           -            -           -

Shares to be issued
for service                       -       -           -          -            -      4,250           -            -           -

Net loss for the year ended
December 31, 2002                 -       -           -          -            -          -           -            -           -

                              -------  -------  --------  ---------   ----------   --------  ----------   -----------  ----------
Balance at December
31, 2002                          -       -     733,368        733       53,452      4,250           -            -           -

Issuance of shares for
prior year service                -       -      12,500         13        4,237     (4,250)          -            -           -

Conversion to Preferred      46,770      47    (467,705)      (468)         421          -           -            -           -
stock (note 10)

Reorganization              (46,770)    (47) 23,385,242     23,385      (23,338)         -           -            -           -
 (note 10)

Issuance of shares for
consulting services               -       -  11,329,970     11,330    4,994,355          -           -     (434,500)          -

Issuance of
warrants                          -       -           -          -      114,700          -           -            -

Issuance of shares for
interest payment                  -       -      10,000         10        3,320          -                        -

Issuance of Preferred       131,000     131           -          -       17,869          -     (18,000)           -           -
Stock for note receivable

Issuance of shares
for loan incentive                -       -     105,685        106       42,362          -           -            -           -

Issuance of shares for
warrants exercised                -       -     923,500        923      124,077          -           -            -           -

Issuance of shares
for cash                          -       -     807,500        808       85,861          -           -            -           -

Issuance of shares                                                         -
for investment                    -       -     200,000        200      103,800          -           -            -           -

Issuance of shares
for note receivable               -       -   3,000,000      3,000      147,000          -    (115,000)           -           -

Issuance of shares
for compensation                  -       -     200,000        200      205,800          -           -            -           -

Shares to be issued for
consulting services               -       -           -          -            -     66,722           -            -           -

Unrealized Loss on
Securities                        -       -           -          -            -          -           -            -     (17,000)

Net loss for the year ended
December 31, 2003                 -       -           -          -            -          -           -            -
                              -------  -------  --------  ---------   ----------   --------  ----------   -----------  ----------
                            131,000  $  131  40,240,060  $  40,240  $ 5,873,916  $  66,722  $ (133,000)  $ (434,500)  $ (17,000)
                              =======  =======  ========  =========   ==========   ========  ==========   ===========  ==========




The accompanying notes are an integral part of these consolidated financial statements.






                       PARAMCO FINANCIAL GROUP, INC.
                       (A development stage company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                             EQUITY (DEFICIT)
                 FOR THE PERIOD APRIL 22, 1996 (INCEPTION)
                           TO DECEMBER 31, 2003

                           (TABLE CONTINUED)

                                    Retained
                                    earnings            Total
                                  (accumulated      Stockholders'
                                    deficit)       equity (deficit)
                                  -------------   -----------------

Balance at April 22, 1996          $        -       $      1,000

Net gain for year ended
December 31, 1999                         307                307
                                  -------------   -----------------

Balance at December 31, 1999              307              1,307

Net loss for year ended
December 31, 2000                     (21,269)           (21,269)
                                  -------------   -----------------

Balance at December 31, 2000          (20,962)           (19,962)

Net loss for the year ended
December 31, 2001                      (5,337)            (5,337)
                                  -------------   -----------------
Balance at December
31, 2001                              (26,299)           (25,299)

Recapitalization on
reverse acquisition                   (32,647)           (26,718)
                                  -------------   -----------------

Balance after recapitalization        (58,946)           (52,017)
on September 10, 2002

Issuance of shares for                      -             47,256
compensation and services

Shares to be issued                         -              4,250
for service

Net loss for the year ended          (940,039)          (940,039)
December 31, 2002                -------------   -----------------


Balance at December                  (998,985)          (940,550)
31, 2002

Issuance of shares for                      -                  -
prior year service

Conversion to Preferred                     -                  -
stock (note 10)

Reorganization                              -                  -
 (note 10)

Issuance of shares for                      -          4,571,185
consulting services

Issuance of                                 -            114,700
warrants

Issuance of shares for                      -              3,330
interest payment

Issuance of Preferred                       -                  -
Stock for note receivable

Issuance of shares
for loan incentive                          -             42,468

Issuance of shares for                      -            125,000
warrants exercised

Issuance of shares                          -             86,669
for cash

Issuance of shares                          -            104,000
for investment

Issuance of shares                          -             35,000
for note receivable

Issuance of shares                          -            206,000
for compensation

Shares to be issued for                     -             66,722
consulting services

Unrealized Loss on                          -            (17,000)
Securities

Net loss for the year ended        (6,697,343)        (6,697,343)
December 31, 2003                -------------   -----------------
                                $  (7,696,328)    $   (2,299,819)





The accompanying notes are an integral part of these consolidated financial statements.






                            PARAMCO FINANCIAL GROUP, INC.
                             (A development stage company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
          AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO DECEMBER 31, 2003


                                                                                                    April 22, 1996
                                                                                                    (Inception) to
                                                                       2003              2002      September 30, 2003
                                                                  -------------   --------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $ (6,697,343)   $   (940,039)    $  (7,696,328)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss on permanent decline in value of marketable securities              -          315,711          315,711
    Shares  issued for interest and loan incentives                     45,798                -           93,054
    Shares issued for services                                       4,571,185           47,256        4,622,691
    Warrants issued                                                    114,700                -          114,700
    Shares to be issued for services                                    66,722            4,250           66,722
    Issuance of shares for compensation                                206,000                -          206,000
    Increase (Decrease) in Current Assets:
        Prepaid Expenses                                               (15,348)               -          (15,348)
        Notes Receivable                                                 3,445                -            3,445

    (Increase) decrease in current liabilities:
         Customer deposit                                                    -             (535)            (535)
         Due to Shareholders                                           590,681                -          594,926
         Accounts payable and accrued expense                          307,621          (36,583)         230,663
                                                                  -------------   --------------   ------------------
 Total Adjustments                                                   5,890,804          330,099        6,232,029
                                                                  -------------   --------------   ------------------
    Net cash used in operating activities                             (806,539)        (609,940)      (1,464,299)
                                                                  -------------   --------------   ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash balance with the acquired subsidiary                                -                -           42,943
    Payment from/(to) officer advances                                   4,600           (3,600)           1,000
    Payment of notes payable                                           (66,529)         (50,000)        (116,529)
    Proceeds from notes payable                                        602,435          998,492        1,615,927
                                                                  -------------   --------------   ------------------
    Net cash provided by financing activities                          540,506          944,892        1,543,341
                                                                  -------------   --------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Payment of note receivable                                               -          (10,000)         (10,000)
    Issuance of shares for cash                                        246,669                -          246,669
    Investment in marketable securities                                      -         (315,711)        (315,711)
                                                                  -------------   --------------   ------------------
    Net cash provided by (used in) investing activities                246,669         (325,711)         (79,042)
                                                                  -------------   --------------   ------------------

 NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                    (19,364)           9,241                -

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                             19,364           10,123                -
                                                                  -------------   --------------   ------------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                          $          -    $      19,364     $          -
                                                                  =============   ==============   ==================




The accompanying notes are an integral part of these consolidated financial statements.





                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1 - Business activity and company history

Paramco Financial Group, Inc. (PF), a Colorado corporation was formed on April 22, 1996 under the name of Paramount Financial Group, Inc. On September 27, 2002, the Company filed an Amendment to its Articles of Incorporation with the Colorado Secretary of State to change its name to Paramco Financial Group, Inc. Paramco Financial Group, Inc. specializes in the development and placement of private debt financing and commercial equipment leasing transactions. At the time of its acquisition, Paramount Financial Group, Inc. also was structured with two wholly owned subsidiaries, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc. Neither of these subsidiaries was operational at the time of the acquisition.

On September 10, 2002, PF closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Paramco Financial Group, Inc., a Colorado corporation (formerly Paramount Financial Group, Inc.) ("PFGI") from two individuals. In exchange for all of the shares common stock of PFGI, PFGI issued an aggregate of 1,562,500 shares of its restricted common stock, comprised of 1,462,500 shares to one individual and 100,000 shares to the other. These individuals became directors and officers of the combined company (the "Company"). One officer is also the President and a director of PFGI and its two subsidiaries, Paramount Mortgage Investments, Inc. ("PMI") and Paramount Real Estate Investment Trust, Inc. ("PREI"). The other officer is also the Secretary and a director of PFGI, PMI and PREI. PFGI was incorporated on April 4, 1996 and is a consulting and corporate financial services firm specializing in the development and placement of commercial equipment leasing transactions and assisting clients with their capital formation needs. Articles of Merger were filed with the Nevada Secretary State and the Colorado Secretary of State on October 7, 2002 and October 29, 2002, respectively, both with the October 18, 2002 effective date.

Paramco Financial Group, Inc. (PFGI) was incorporated on July 13, 1999 under the laws of the State of Nevada, under the name Prestige Jewelry, Inc. On February 4, 2002, PFGI filed an amendment to its articles of incorporation to change the name to The Prestige Group.net, Inc.

The Company is in the development stage and its efforts have been principally devoted to development, organizational activities, and raising capital.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. During the year ended December 31, 2003, the Company invested in marketable equity securities in exchange of the Company's common stock valued at $104,000. The Company recorded unrealized loss on marketable securities amounting $17,000 for the decline in value of the marketable securities at December 31, 2003.




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During the year ended December 31, 2002, the Company invested in marketable equity securities of $315,711. On December 31, 2002, the Company determined that the investment in marketable securities was at zero value based upon the fair value of the marketable securities on December 31, 2002. The Company determined the decline in value of the marketable securities was permanent and therefore, recorded realized loss on marketable securities amounting $315,711, reflected in operating expenses in the financial statements in the year ended December 31, 2002.

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

                    Accounts payable          $      303,486
                    Accrued expenses                  15,692
                                              $      319,178

Revenue Recognition

The Company's revenue recognition policy for sale of network products is in compliance with Staff accounting bulletin
(SAB) 104. Revenue from the sale of network products is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Revenue  represents  estimated net realizable  amounts  from
clients,   third-party  payers  and  others  for  consulting
services rendered. The Company did not have any revenue during the year ended December 31, 2003.

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




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Advertising

The Company expenses advertising costs as incurred. The company incurred $ 538 in the advertising costs for the year
2003.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The Company did not have any options for its stock outstanding on December 31, 2003 and 2002.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain  comparative  amounts  have  been  reclassified   to
conform with the current year's presentation.




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of consolidation

The accompanying consolidated financial statements include the accounts of Paramco Financial Group, Inc. (PFGI) and its 100% wholly owned subsidiaries Paramco Mortgage Corporation
(PMC) and Paramco Investments, Inc. (PII). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Paramco Financial Group, Inc. (PFGI) on September 10, 2002, was accounted for under the purchase method and treated as a reverse acquisition since the former owners of PFGI control the majority of the outstanding shares of common stock of the combined company immediately following the acquisition. The historical results for the year ended December 31, 2003 and 2002 include PFGI (since acquisition), PMC and PII.

Note  3 - Recent pronouncements

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In  December 2003, the Financial Accounting Standards  Board
(FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Note  4 - Note receivable

The Company has a note receivable from an entity for $10,000 with 6 month term, unsecured, and bearing 8% interest, for cash advanced by the Company to an entity on November 21, 2002. Interest accrued on this note of $800 was included in the total of $10,800.

Note  5 - Prepaid Expenses

This amount represents the over payment of interest of $15,348 to the convertible note holders. The amount is due on demand and unsecured.




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  6 - Promissory notes payable

The Company has issued secured promissory notes. The promissory notes carry interest rates of 12% and 18% per annum and are due in twelve months. The interest is payable on a monthly basis and the principal will be repaid at the end of the term. The Company paid back $15,000 note during the year ended December 31, 2003.

All  or  part  of  loan  proceeds  may  be  rolled  for  an
additional   one-year  term  under  the  same   terms   and
conditions  as  first year. Principal  is  secured  by  the
Company  owned  publicly  traded  preferred  stock  of  EMB
Corporation. The promissory notes are additionally  secured
by  500,000  common  shares  of  the  EMB  Corporation  and
1,000,000   privately  held  common  shares  of   the   EMB
Corporation. The notes shall, at the option of the  holders
thereof,  be  immediately due and payable upon  failure  to
make any payment due or for breach of any condition of  any
security  interest, mortgage, pledge agreement or  guaranty
granted  as collateral security for the notes or breach  of
any  condition  of any security agreement or  mortgage,  if
any,  having  a  priority over any  security  agreement  or
mortgage  on  collateral granted, in whole or in  part,  as
collateral security for the notes or upon the filing of  an
assignment for the benefit of creditors, bankruptcy, or for
relief under any provisions of the Bankruptcy Code;  or  by
suffering   an   involuntary  petition  in  bankruptcy   or
receivership  not vacated within thirty days.  On  December
31,  2003,  the securities had zero value as  described  in
Note 2. The balance on the note amounted to $651,963 as of December 31, 2003.

In addition, the Company has a note of $25,000, assumed on reverse acquisition of The Prestige Group.net, Inc. (note
13). The note is for a period of one year at an interest rate of 12% per annum. This note can be paid back in cash or common stock at a price 30% less than the average of the three lowest bid price for the ten-day period preceding the date the note becomes due

Note  7 - Convertible notes payable

During the year ended December 31, 2003, the Company issued
convertible notes amounting $602,435. The promissory  notes
carry  interest rates of 12% and 14% per annum and are  due
in twelve months. At the option of the holder after 30 days
from  issuance, the note can be converted, in whole  or  in
part,  into  the  Company's common stock at the  conversion
price  equal to the volume-weighted trading average closing
bid   price   during  the  10  consecutive   trading   days
immediately preceding the conversion date. The balance on the note amounted to $822,435 as of December 31, 2003.

Note  8 - Due to Officers

The officers of the company are entitled to compensation of $850,000 for the year ended December 31, 2003. The balance of $594,926 is the amount owed to the officers for the unpaid compensation as of December 31, 2003.

Note  9 - Income taxes

No provision was made for income taxes since the Company has net operating loss. At December 31, 2003 and 2002, the Company has a net operating loss for federal tax purposes of $7,322,874 and $625,531. The net operating losses carryforward may be used to reduce taxable income through the year 2023. The availability of the Company's net operating losses carryforward are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The Company has deferred tax assets of $2,490,000 and $213,000 at December 31, 2003 and 2002
relating to its net operating losses carried forward. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a 100% valuation allowance for these deferred tax assets.




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Stockholder's equity and related note receivable

On March 20, 2002, the Company effectuated a 1:5 reverse stock split for all shareholders as of that date.

On April 8, 2003, the Company effectuated a 1:10 reverse stock split for all shareholders as of that date.

All shares and per share amounts have been retroactively stated to reflect the reverse split discussed above.

During the year ended December 31, 2003, the Company made the following stock transactions;

The Company issued 11,329,970 shares of common stock for consulting fees of $ 4,571,185 to unrelated parties.

The company issued 10,000 shares of restricted common stock for interest valued at $3,330.

The company issued 105,685 shares of restricted common stock for loan incentive valued at $ 42,468.

The Company issued 807,500 shares for total cash received of $86,669.

The Company issued 200,000 shares in exchange of marketable securities of a public company. The investment has been recorded at $ 104,000.

The Company issued 3,000,000 shares for notes receivable for $150,000. These notes are due on or before December 31, 2003. $35,000 of this note was received during the year ended December 31, 2003.

The Company issued 200,000 shares for compensation amounting
$206,000.

The Company has 100,000 shares to be issued for consulting as of December 31, 2003 valued at $46,000. These shares have been subsequently issued in January, 2004. In addition, the Company has 62,793 shares to be issued for interest valued at $20,722.

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




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company converted 4,677,046 shares of common stock issued to officers and major shareholders, into 46,770 shares of Series D Preferred stock. Each share of Series D preferred stock is convertible into 500 shares of common stock of the company. Such conversion rate of preferred stock  in  to common stock would be immune from the  reverse split  of  the Company's common stock on April 8,  2003.  On
April 8, 2003, the preferred stocks were converted into 23,385,230 shares of common stock as a part of the reincorporation (note 17).

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

The Company received $25,000 from one of the warrant holder who exercised all of his Class A Warrants and part of Class B Warrants. The Company issued 423,500 shares during the year ended December 31, 2003. In addition, the Company received $100,000 in connection with the exercise of 500,000 Class B Warrants during the year ended December 31, 2003.

The common stock and warrants were valued based upon the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Note 11 - Basic and diluted net loss per share

Basic and diluted net loss per share for the year ended December 31, 2003 and 2002 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 12 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting
Standard No. 95.

The  Company  paid $0 for income tax during the  year  ended
December  31,  2003 and 2002. The Company paid $158,327  and
$74,545 for interest during the year ended December 31, 2003 and 2002, respectively.

Note 13 - Change in control and acquisition

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





                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As a part of the above transaction, on September 10, 2002, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Paramco Financial Group, Inc., a Colorado corporation (formerly Paramount Financial Group, Inc.) ("PFGI") from two individuals. In exchange for all of the shares common stock of PFGI, the Company issued an aggregate of 156,250 shares of its restricted common stock, comprised of 146,250 shares to one individual and 10,000 shares to the other, officers of the Company. President, acting Chief Financial Officer and a director of the Company, is also the president and a director of each of PFGI and its two subsidiaries, Paramount Mortgage Investments, Inc. ("PMI") and Paramount Real Estate Investment Trust, Inc. ("PREI"). A secretary and a director of the Company, is also the secretary and a director of each of PFGI, PMI and PREI. PFGI was incorporated on April 4, 1996 and is a corporate financial services firm specializing in the development and placement of commercial equipment leasing transactions and assisting clients with their capital formation needs.

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

Note 14 - Commitments and litigation

Commitments:

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




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Litigation:

On  April  24, 2003, Paramco Financial Group,  LLC  and  the
president and chairman of the board of directors of the Company was named as a defendant in a lawsuit styled, State of Colorado, Arthur Hall, vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas G. Gregg, president and director, in his official and individual capacities, in the District Court of the Denver County, Colorado, Case No. 03 CV 2874. Plaintiff has alleged causes of action against the defendants for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation for failure and refusal to pay plaintiff the compensation and travel expenses to which he is entitled under the contracts. Plaintiff has requested the following relief: (i) compensatory damages including the payment of all contract payments, back pay, bonuses, and front pay to which plaintiff was and is entitled, (ii) compensatory damages including payment for emotional distress suffered by plaintiff as a result of defendants' conduct, (iii) punitive damages on defendants' willful and wanton breach of contract and on all claims allowed by law, (iv) defendants pay plaintiff's attorney fees and the costs of this action, including expert witness fees, on all claims allowed by law,
(v) defendants pay pre- and post-judgment interest at the lawful rate, and (vi) any further relief that this court deems just and proper, and any other relief as allowed by law. In October 2003, the Company entered a settlement agreement to pay Arthur Hall $138,500. $22,500 was paid and remaining $116,000 was recorded as a liability in the financial statement for the year ended December 31, 2003. In March 2004, a stipulated judgment entered against the Company and in favor of Arthur Hall in the amount of $152,500.

Note 15 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has accumulated deficit of $7,696,328 at December 31, 2003, including net losses of $6,697,343 and $940,039 for the years ended December 31, 2003 and 2002, respectively. The Company has shareholders deficit of $2,299,819 at December 31, 2003. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


Note 16- Annulment and Amending Agreement

On  January  31,  2003,  the Company closed  a  transaction,
whereby  it  agreed  to  acquire  all  of  the  issued   and
outstanding shares of capital stock of Woodlands S.A. Financial Services, Inc., a Texas corporation ("Woodlands") from two individuals, pursuant to a Purchase Agreement dated January 31, 2003. In exchange for all of the shares of common stock of Woodlands, the Company was to issue an aggregate of 150,000 shares of its restricted Series C Convertible Preferred Stock, comprised of 75,000 shares to one individual and 75,000 shares to the other. As a part of the transaction, One of these individuals was to be named to the Board of Directors of the Company. Woodlands was to continue to operate as a wholly owned subsidiary of the Company with these individuals remaining in their positions of Director and President and Director and Secretary/Treasurer, respectively.

Woodlands, incorporated in the State of Texas on October 24,
1995, is a specialty finance company           that provides
asset-backed financing to healthcare service providers.  Its
core   business  is  medical           receivables  finance.
Woodlands  provides  these services  solely  in  the  United
States.




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On May 2, 2003 the Company entered into an Annulment and Amending Agreement (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated January 31, 2003, by and among the Company and these two individuals whereby the
Company was to acquire all of the issued and outstanding capital stock of Woodlands S.A. As a result of this agreement, the parties have returned all of the capital stock of Woodlands to these individuals. These two individuals have returned the 150,000 shares of the
Company's Series C Convertible Preferred Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Woodlands' financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its sole option.

Pursuant to the Purchase Agreement dated July 17, 2003, Paramco Financial acquired Alliance Capital Group, Inc., Jimmy l. Pfeffer. in exchange for restricted common stock in Paramco in a transaction that closed on July 25, 2003. Alliance Capital Group is a recently-formed Dallas-based company that is engaged in the business of purchasing and collecting delinquent credit card debt. Alliance was to continue to operate as a wholly-owned subsidiary of the Company with Jimmy l. Pfeffer remaining in his position of its sole Director, President and Secretary/Treasurer.

Pursuant to a Purchase Agreement dated September 19, 2003, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Royal Federal, Inc., a Louisiana corporation ("RFI"). In exchange for all of the shares common stock of RFI, the Company agreed to issue an aggregate of 100,000 shares of its restricted common stock to two previous owners. RFI is a New Orleans, Louisiana - based mortgage broker, specializing in the sub-prime mortgage lending market in the state of Louisiana and Mississippi.

On December 31, 2003 Paramco Financial Group, Inc. (the "Company") entered into an Annulment and Amending Agreement with Jimmy L. Pfeffer, Jr. (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated July 17, 2003, by and between the Company and Mr. Pfeffer (the "Purchase Agreement"), whereby the Company is to acquire all of the issued and outstanding capital stock of Alliance Capital Group, Inc. ("Alliance"), from Mr. Pfeffer in exchange for 120,000 shares of the Company's Common Stock. As a result of this agreement, the parties have returned all of the capital stock of Alliance to Mr. Pfeffer and Mr. Pfeffer has returned the 120,000 shares of the Company's Common Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Alliance's financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by September 30, 2004, the Purchase Agreement is subject to cancellation by the Company at its sole option.

On December 31, 2003 Paramco Financial Group, Inc. (the "Company") entered into an Annulment and Amending Agreement with Ronald P. Savoie and Lawrence B. Kolber (the "Amending Agreement") to annul the closing of the transaction provided for in the Purchase Agreement dated September 19, 2003, by and among the Company and Messrs. Savoie and Kolber (the "Purchase Agreement"), whereby the Company was to acquire all of the issued and outstanding capital stock of Royal Federal, Inc. ("Royal Federal"), from Savoie and Kolber in exchange for an aggregate of 100,000 shares of the Company's Common Stock. As a result of this agreement, the parties have returned all of the capital stock of Royal Federal to Messrs. Savoie and Kolber and Messrs. Savoie and Kolber have returned and aggregate of 100,000 shares of the Company's Common Stock to the Company. The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Alliance's financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by September 30, 2004, the Purchase Agreement is subject to cancellation by the Company at its sole option.




                PARAMCO FINANCIAL GROUP, INC.
                (A development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17- Reincorporation

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










