Form 10QSB
period 2004-03-31
PARAMCO FINANCIAL GROUP INC
filed 2004-05-24
CIK 1103406

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  000-32495

PARAMCO FINANCIAL GROUP, INC.

(Name of small business issuer as

specified in its charter)

Delaware	88-0441287
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4610 So. Ulster Street, Suite 150, Denver, Colorado 80237

(Address of principal executive offices / Zip Code)

_____(720) 528-7303_____

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,167,560 as May 19, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes ____   No __X__

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$ 16,074
Deposit	535
Marketable Securities	39,000
Note receivable	11,000

$ 66,609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 495,759
Notes payable	676,963
Due to Officers	771,754
Convertible notes payable	822,435

2,766,910
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock - unclassified, $0.001 par value, 5,969,000
shares authorized, none issued
Preferred Stock - Series A convertible $0.001 par value per share,
131,000 shares authorized, 131,000 shares issued	131
Preferred Stock - Series B convertible $0.001 par value per share,
3,750,000 shares authorized, none issued
Preferred Stock - Series C convertible $0.001 par value per share,
150,000 shares authorized, none issued
Common stock, $0.001 par value, 50,000,000 shares authorized,
53,104,960 and 49,388,560 issued and outstanding respectively	49,389
Additional paid-in capital	7,467,198
Shares to be issued	56,722
Note receivable - Preferred stock	(18,000)
Accumulated other comprehensive loss	(65,000)
Deficit accumulated during the development stage	(10,190,741)
Total stockholders' deficit	(2,700,301)

$ 66,609

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO MARCH 31, 2004
(Unaudited)

			April 22, 1996
	Three months Ended March 31,		(Inception) to
	2004	2003	March 31, 2004
Net revenue	$ 16,000		$ 290,981

Operating expenses	2,463,215	$ 368,043	10,100,846

Loss from operations	(2,447,215)	(368,043)	(9,809,865)

Other income (expense):
Loss on permenant decline of marketable securities
Litigation settlement
Recapitalization costs
Interest income	200		1,170
Miscellenous Expense
Interest expense	(47,398)	(27,611)	(382,046)
Total other income (expense)	(47,198)	(27,611)	(380,876)

Net loss	(2,494,413)	(395,654)	(10,190,741)

Unrealized loss on marketable securities	(48,000)		(65,000)

Comprehensive Loss	$ (2,542,413)	$ (395,654)	$ (10,255,741)

Basic and diluted net loss per share:	$(0.11)	$(0.51)

Basic and diluted weighted average
shares outstanding	22,382,695	779,013

Basic and diluted weighted average shares outstanding have been restated for 2001 to affect the recapitalization upon reverse merger on September 10, 2002.

Basic and diluted weighted average shares outstanding have been restated for all the periods in connection with the reorganization on April 8, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO MARCH 31, 2004
(Unaudited)

			April 22, 1996
			(Inception) to
	2,004	2,003	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,494,413)	$(396,454)	$(10,190,741)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on permanent decline in value of marketable securities			315,711
Shares issued for interest and loan incentives			93,054
Shares issued for services	1,624,250	10,250	6,246,941
Warrants Issued			114,700
Shares to be issued for services	(10,000)		56,722
Shares issued for compensation			206,000
Write off of Unamortized Consulting Fee	434,500		434,500
(Increase) Decrease in current assets
Prepaid Expenseand Other	15,348	(1,383)	0
Note Receivable	(200)		3,245
Deposit		(24,000)	(535)
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expense	176,581	306,215	407,244
Due to Officers	144,828		739,754
Total Adjustments	2,385,307	291,082	8,617,336
Net cash used in operating activities	(109,106)	(105,372)	(1,573,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Balance with the acquired subsidiary			42,943
Loans from (payments to) officers	32,000	(64,900)	33,000
Payments of notes payable		(284,992)	(116,529)
Proceeds from notes payable		508,492	1,615,927
Issuance of common stock for cash	53,180		299,849
Payment of note receivable	40,000		40,000
Net cash provided by financing activities	125,180	158,600	1,915,190

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in securities			(315,711)
Payment of note receivable		(3,600)	(10,000)
Net cash used in investing activities		(3,600)	(325,711)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	16,074	49,628	16,074

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	19,364	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$16,074	$68,992	$16,074

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended December 31, 2003 were filed on April 15, 2004 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month  period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies; however, they have not been reviewed by our independent auditors.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

Note 2 – Principles of consolidation

The accompanying consolidated financial statements include the accounts of Paramco Financial Group, Inc. (PFGI) and its 100% wholly owned subsidiaries Paramco Mortgage Corporation (PMC) and Paramco Investments, Inc. (PII).  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquisition of Paramco Financial Group, Inc. (PFGI) on September 10, 2002, was accounted for under the purchase method and treated as a reverse acquisition since the former owners of PFGI control the majority of the outstanding shares of common stock of the combined company immediately following the acquisition. The historical results for the three-month period ended March 31 2004 and 2003 include PFGI, PMC and PII.

Note 3 – Recent pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 (“SFAS 148”) “Accounting for Stock Based Compensation-Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.  The Statement is effective for the Companies' interim reporting period ending January 31, 2003.

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2003 the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

On May 15, 2003, the FASB issued SFAS No. 150 (SFAS 150),  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatory redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003.The adoption of SFAS No. 150 does not have a material impact on the Company’s financial position or results of operations or cash flows.

In December 2003, FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Note 4 – Note receivable

The Company has a note receivable from an entity for $10,000 due on demand, unsecured, and bearing 8% interest, for cash advanced by the Company to the entity on November 21, 2002.

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Due to officers

This includes $32,000 represented by a short-term, non interest bearing loan due on demand and an aggregate of $739,754 due to the officers as compensation, of which $144,828 was earned in the current period ended March 31, 2004.

Note 6 – Promissory notes payable:

Through March 31, 2004, the Company has issued secured promissory notes amounting $676,963. The promissory notes carry interest rates of 12% and 18 % per annum and are due in twelve months. The interest is payable on a monthly basis and the principal will be repaid at the end of the term.

All or part of loan proceeds may be rolled for an additional one-year term under the same terms and conditions as first year. Principal is secured by the Company owned publicly traded preferred stock of EMB Corporation. The promissory notes are additionally secured by 500,000 common shares of the EMB Corporation and 1,000,000 privately held common shares of the EMB Corporation. The notes shall, at the option of the holders thereof, be immediately due and payable upon failure to make any payment due or for breach of any condition of any security interest, mortgage, pledge agreement or guaranty granted as collateral security for the notes or breach of any condition of any security agreement or mortgage, if any, having a priority over any security agreement or mortgage on collateral granted, in whole or in part, as collateral security for the notes or upon the filing of an assignment for the benefit of creditors, bankruptcy, or for relief under any provisions of the Bankruptcy Code; or by suffering an involuntary petition in bankruptcy or receivership not vacated within thirty days. On March 31.2004 the securities had zero value.

In addition, the Company has a convertible note of $25,000, assumed on reverse acquisition of The Prestige Group.net, Inc. (note 11).  The note is for a period of one year at an interest rate of 12% per annum. This note can be paid back in cash or common stock at a price 30% less than the average of the three lowest bid price for the ten-day period preceding the date the note becomes due. At March 31, 2004 the outstanding balance on this note was $18,000.

Note 7 – Convertible notes payable

Through March 31. 2004, the Company has issued convertible notes amounting $822,435. The promissory notes carry interest rates of 12% per annum and are due in twelve months. At the option of the holder after 30 days from issuance, the note can be converted, in whole or in part, into the Company’s common stock at the conversion price equal to the volume-weighted trading average closing bid price during the 10 consecutive trading days immediately preceding the conversion date.

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

During the quarter ended March 31, 2004 the Company had the following common stock transactions:

•

Issued 11,648,500 shares of common stock for services valued at $2,069,250.

•

Cancelled 2,800,000 shares of common stock issued for services valued at $445,000.

•

Contracted to issue 375,825 shares of common stock in exchange for services valued at $24,000.

•

Contracted to issue 100,000 shares of common stock for $12,000 cash received.

•

Wrote off $434,500 of Unamortized Consulting Fees as a result of termination of consulting contract.

•

Received $53,180 for 279,500 shares of common stock issued in 2003 and the period ended March 31, 2004.

•

Cancelled 1,500,000 shares of common stock issued for a Note Receivable of $75,000

Note 10 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the three month periods ended March 31, 2004 and 2003.. The Company paid $47,398 and $27,611 for interest during the three month periods ended March 31, 2004 and 2003, respectively.

Note 11 – Change in control and acquisition

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

The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a “reverse acquisition” for accounting purposes since the former owners of PFGI controlled majority of the total shares of Common Stock of the Company outstanding immediately following the acquisition. The officers and directors of the Company at the time of acquisition resigned their positions and the shareholders of PFGI assumed control of the two entities.

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

Note 12 – Commitments and litigation

Commitments:

On August 14, 2002, the Company signed an agreement with a consultant, an unrelated party, for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is for a three-year period. Under the agreement, the Company will pay the consultant, a total sum of $1,500,000 in installments, by issuance of shares of the Company’s Common stock valued at the fair market price on the stock exchange on which the shares of the Company are being traded. The installments shall be subject to the following terms:

Within fifteen days of the execution of the agreement, the Company shall deliver 200,000 shares of common stock valued at 29,740.

Before December 1, 2002, and every three month thereafter, through August 15, 2002, the Company shall deliver to the Consultant shares of the Company’s common stock equal to $100,000.

On or before August 15, 2002, the Company shall deliver to the Consultant shares of the Company’s common stock equal to $300,000.

On August 14, 2002, the Company signed an agreement with a consultant, an unrelated party, for services related to development and execution of strategic planning efforts for the Company. The term of the agreement is through December 31. 2004. Under the agreement, the Company will pay the consultant fees in the form of 220,000 shares of the Company’s Common stock valued at $30,514.

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

On August 1, 2002 the Company signed five year Executive Compensation Agreements with the two senior officers of the Company.  The agreements took effect January 1, 2003 and provide, among other things, annual compensation of $850,000 with 10% annual increases plus $3,000 per month automobile allowances plus insurance and gas.  The agreements contain certain other conditions such as stock options and payments in the event of merger or acquisition of the Company by other entities.  All amounts due under the agreements have been accrued as of March 31, 2004.

On July 10, 2003 the Company signed a one year agreement with an unrelated party for investor relations services.  The agreement provides for monthly payments of $5,000 plus $8,000 per month (payable quarterly)  in common stock of the Company.

Litigation:

On April 24, 2003, Paramco Financial Group, Inc., and Mr. Douglas G. Gregg, the president and chairman of the board of directors of the Company were named as defendants in a lawsuit styled, State of Colorado, Arthur Hall, vs. Paramount Financial Group, Inc., a Colorado corporation, Douglas G. Gregg, president and director, in his official and individual capacities, in the District Court of the Denver County, Colorado, Case No. 03 CV 2874.  Plaintiff has alleged causes of action against the defendants for breach of contract, promissory estoppel, and intentional and negligent misrepresentation and causes of action against Mr. Gregg for promissory estoppel, intentional interference with contract/financial expectancy, and intentional and negligent misrepresentation for failure and refusal to pay plaintiff the compensation and travel expenses to which he is entitled under the contracts. Plaintiff has requested the following relief:  (i) compensatory damages including the payment of all contract payments, back pay, bonuses, and front pay to which plaintiff was and is entitled, (ii) compensatory damages including payment for emotional distress suffered by plaintiff as a result of defendants’ conduct, (iii) punitive damages on defendants’ willful and wanton breach of contract and on all claims allowed by law, (iv) defendants pay plaintiff’s attorney fees and the costs of this action, including expert witness fees, on all claims allowed by law,  (v) defendants pay pre- and post-judgment interest at the lawful rate, and (vi)  any further relief that this court deems just and proper, and any other relief as allowed by law.  In October 2003, the Company entered a settlement agreement to pay Arthur Hall $138,500.  $22,500 was paid and the remaining $116,000 was recorded as a liability in the financial statement for the year ended December 31, 2003.  In March 2004, a stipulated judgment was entered against the Company and in favor of Arthur Hall in the amount of $152,000.

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2004, the Company has accumulated operating losses of $10,190,741 since inception, including a net loss of $2,494,413 for the three month period ended March 31, 2004. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 14- Annulment and Amending Agreement

On January 31, 2003, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Woodlands S.A. Financial Services, Inc., a Texas corporation ("Woodlands") from Michael S. Goodlett, Sr. and Terrence Riely, pursuant to a Purchase Agreement dated January 31, 2003.  In exchange for all of the shares of common stock of Woodlands, the Company issued an aggregate of 150,000 shares of its restricted Series C Convertible Preferred Stock, comprised of 75,000 shares to Michael S. Goodlett, Sr. and 75,000 shares to Terrence Riely. As a part of the transaction, Terrence Riely was named to the Board of Directors of the Company. Woodlands were to continue to operate as a wholly owned subsidiary of the Company with Mr. Goodlett and Mr. Riely remaining in their positions of Director and President and Director and Secretary/Treasurer, respectively.

Woodlands, incorporated in the State of Texas on October 24, 1995, is a specialty finance company that provides asset-backed financing to healthcare service providers.  Its core business is medical receivables finance.  Woodlands provide these services solely in the United States.

On May 2, 2003 the Company entered into an Annulment and Amending Agreement with Michael S.  Goodlett  and  Terrence  Riely (the  "Amending Agreement")  to  annul the  closing  of  the transaction  provided  for in the Purchase  Agreement  dated January 31, 2003, by  and  among  the  Company  and  Messrs. Goodlett  and Riely  whereby the Company was  to  acquire all of  the  issued  and outstanding capital stock  of  Woodlands S.A.  Financial Services, Inc. from Messrs. Goodlett and Riely in exchange for an aggregate of 150,000 shares of the Company’s Series C Convertible Preferred Stock.   As  a  result of this agreement, the  parties  have returned  all of the capital stock of Woodlands  to  Messrs. Goodlett  and  Riely  and Messrs. Goodlett  and  Riely  have returned  the  150,000 shares of  the  Company's  Series  C Convertible  Preferred Stock to the Company.   The  Amending Agreement also provides that the Purchase Agreement  shall otherwise remain  in  full  force  and  effect   with   an anticipated new closing date to occur upon completion of the audit  of Woodlands' financial statements and their delivery to, and their acceptance by, the Company.  In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its sole option. At March 31, 2004 it is the intention of the Company to proceed with the acquisition pending completion of audited financial statements called for in the agreement.

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

(iv)             The outstanding shares of Series D Convertible Preferred Stock of the Corporation  being converted into 23,385,230 shares of Paramco Delaware's common stock that will represent approximately 98.7% of the total number of outstanding shares of ParamcoDelaware after the reincorporation;

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

Note 16 – Acquisition of Royal Federal, Inc.

Pursuant to a Purchase Agreement dated September 19, 2003, the Company closed a transaction, whereby it acquired all of the issued and outstanding shares of capital stock of Royal Federal, Inc., a Louisiana corporation (“RFI”).   In exchange for all of the shares common stock of RFI, the Company agreed to issue an aggregate of 100,000 shares of its restricted common stock to two previous owners.  RFI is a New Orleans, Louisiana – based mortgage broker, specializing in the sub-prime mortgage lending market in the state of Louisiana and Mississippi.

The Company issued 100,000 shares for the acquisition of Royal Federal, Inc., and 1,425,000 shares for the consulting fees.  The Purchase agreement was cancelled on December 31, 2003 and the transaction was reversed as of December 31, 2003.  Subsequent to March 31, 2004 the 100,000 shares were returned for cancellation.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Quarterly Report for Paramco Financial Group, Inc. (the “Company”) contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management’s’ ability to raise capital in the future, the retention of key employees, intense competition in our industry, changes in the regulation of our industry, seasonality of quarterly results, general economic downturns, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange (the “SEC”).

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that my affect the Company’s business, financial conditions, and results of operations and prospects.

Recent Changes in Business Strategy, Change in Control and Change in Corporate Structure

On July 13, 1999, we were incorporated in the State of Nevada under the name “Prestige Jewelry, Inc.” and on February 4, 2002 our name was changed to “The Prestige Group.Net, Inc.”  Effective April 8, 2003, we changed our state of domicile to Delaware.  We sometimes refer to our company in this Annual Report as the “Company”.

On July 16, 2002, Ashford Capital LLC, a California limited liability company (“Ashford”), sold 2,660,000 shares of our common stock to Airline Communications, Ltd., a Nevada corporation (“Airline”).  This stock represented 60.92% of the total issued and outstanding common stock of the Company and constituted a change of control of the Company.

In conjunction with the acquisition of a controlling interest in the common stock of the Company, on July 16, 2002, the Board of Directors elected Douglas G. Gregg and Paul S. Sidey to be members of the Board of Directors.  Immediately thereafter, Joseph M. Dzierwa and Pamela J. Dzierwa resigned as Directors of the Company.  Neither Mr. nor Ms. Dzierwa had, at the time of their resignations or at any prior time, any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.  Their resignations were solely to facilitate the change in control of the Company.  In addition, on July 16, 2002, the Board of Directors elected Douglas G. Gregg as President and Acting Chief Financial Officer and Paul S. Sidey as Secretary.  Both Messrs. Gregg and Sidey were also directors, officers and shareholders of Airline at the time of the change of control and their election as officers and directors of the Company.

At that same time, we abandoned the intended focus of our business from a web-centered jewelry, precious metals, gemstone and one-of-a-kind commerce center, which was never implemented, and adopted a business strategy – a financial services firm, specifically, mortgages, equipment financing and leasing, business financing, and investments in mortgages and real property through a Real Estate Investment Trust.  In order to effectuate this business plan, we commenced a program of acquiring established businesses that operate in the financial services marketplace.

On September 10, 2002, we acquired Paramount Financial Group, Inc. (“Paramount”) a Denver, Colorado-based corporation that Douglas G. Gregg, our then President, now Chairman of the Board and Chief Executive Officer, and one of our directors, founded in 1996.  At the time of the acquisition Mr. Gregg was a shareholder, director and President of Paramount.  Paramount specializes in the development and placement of private debt financing and commercial equipment leasing transactions.  Mr. Sidey, our then Secretary, now President, and one of our directors, was also a shareholder, Secretary and a director of Paramount.  The transaction provided for us to acquire 5,000,000 shares of common stock of Paramount, which constitutes all of the issued and outstanding capital stock of Paramount.  In exchange therefor, we issued 1,462,500 shares of our common stock to Douglas G. Gregg and 100,000 shares of our common stock of Paul S. Sidey.  At the time of its acquisition, Paramount also was structured with two wholly owned subsidiaries, Paramount Mortgage Investments, Inc. and Paramount Real Estate Investment Trust, Inc.  Although neither of these subsidiaries was operational at the time of the acquisition, both are poised to implement operations in the mortgage banking and real estate and mortgage investment business, respectively.

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

As of February 26, 2003, the record date for our stockholders’ consent, the authorized capital of the Nevada corporation consisted of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value.  Approximately 7,817,011 shares of the Nevada corporation’s common stock and 4,031,000 shares of the Nevada corporation’s preferred stock were designated and 281,000 shares were outstanding.  After the record date and prior to the effective date of the reincorporation, 4,677,046 shares of the Nevada corporation’s common stock were exchanged for 46,770 shares of Series D Convertible Preferred Stock of the Nevada corporation.  After the effective date of the reincorporation, the Series D Convertible Preferred Stock automatically converted into 23,385,230 shares of the Delaware corporation’s common stock.

On September 24, 2002, we entered into a Letter of Intent with Michael S. Goodlett and Terrence Riely to acquire all of the capital stock of Woodlands S.A. Financial Services, Inc. (“Woodlands”), a Texas corporation, based in San Antonio, Texas.  Woodlands provides financing for medical, credit card and other like receivables.  On January 31, 2003, this transaction closed.  Further information concerning the acquisition of Woodlands is contained in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on February 18, 2003.

On May 2, 2003, we entered into an Annulment and Amending Agreement with Michael S. Goodlett and Terrence Riely (the “Amending Agreement”) to annul the closing of the transaction provided for in the Purchase Agreement dated January 31, 2003, by and among the Company and Messrs. Goodlett and Riely (the “Purchase Agreement”).  As a result of the Amending Agreement, the parties have returned all of the capital stock of Woodlands to Messrs. Goodlett and Riely and Messrs. Goodlett and Riely have returned the 150,000 shares of the Company’s Series C Convertible Preferred Stock to the Company.  The Amending Agreement also provides that the Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Woodlands’ financial statements and their delivery to, and their acceptance by, the Company.  In the event that the completion and acceptance is not completed by August 28, 2003, the Purchase Agreement is subject to cancellation by the Company at its sole option.   As of the date of this Quarterly Report the Company has not made a decision concerning cancellation of the proposed transaction.   Further information concerning the Amending Agreement is contained in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on May 6, 2003.

On July 25, 2003, the Company acquired all of the issued and outstanding capital stock of Alliance Capital Group, Inc. (“Alliance”), a Delaware corporation, from Jimmy L. Pfeffer, Jr.  Alliance, based in Dallas, Texas, will be engaged in the business of purchasing and collecting delinquent credit card debt.  Alliance operates as a wholly owned subsidiary of the Company.  Further information concerning this acquisition is contained in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on May 30, 2003.

On September 19, 2003, the Company acquired all of the issued and outstanding capital stock of Royal Federal, Inc. (“RFI”), a Louisiana corporation, from Ronald P. Savoie and Lawrence B. Kolber.  RFI, based in New Orleans, Louisiana, will be engaged in the sub-prime, residential mortgage lending market in Louisiana and Mississippi.  RFI operates as a wholly owned subsidiary of the Company. Further information concerning this acquisition is contained in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 2, 2003.

On December 31, 2003, we entered into an Annulment and Amending Agreement with Jimmy L. Pfeffer, Jr. (the “Alliance Amending Agreement”) to annul the closing of the transaction provided for in the Purchase Agreement dated July 17, 2003, by and between the Company and Mr. Pfeffer (the “Alliance Purchase Agreement”), whereby the Company acquired all of the issued and outstanding capital stock of Alliance from Mr. Pfeffer in exchange for 120,000 shares of the Company's Common Stock. As a result of the Alliance Amending Agreement, the parties have returned all of the capital stock of Alliance to Mr. Pfeffer and Mr. Pfeffer has returned the 120,000 shares of the Company's Common Stock to the Company. The Alliance Amending Agreement also provides that the Alliance Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of Alliance's financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by September 30, 2004, the Alliance Purchase Agreement is subject to cancellation by the Company at its sole option.

On December 31, 2003, we entered into an Annulment and Amending Agreement with Ronald P. Savoie and Lawrence B. Kolber (the “RFI Amending Agreement”) to annul the closing of the transaction provided for in the Purchase Agreement dated September 19, 2003, by and among the Company and Messrs. Savoie and Kolber (the “RFI Purchase Agreement”), whereby the Company acquired all of the issued and outstanding capital stock of RFI from Messrs. Savoie and Kolber in exchange for an aggregate of 100,000 shares of the Company's Common Stock. As a result of the RFI Amending Agreement, the parties have returned all of the capital stock of RFI to Messrs. Savoie and Kolber and Messrs. Savoie and Kolber have returned and aggregate of 100,000 shares of the Company's Common Stock to the Company. The RFI Amending Agreement also provides that the RFI Purchase Agreement shall otherwise remain in full force and effect with an anticipated new closing date to occur upon completion of the audit of RFI’s financial statements and their delivery to, and their acceptance by, the Company. In the event that the completion and acceptance is not completed by September 30, 2004, the RFI Purchase Agreement is subject to cancellation by the Company at its sole option.

Our Company’s common stock is quoted on the OTC Bulletin Board under the symbol “PFDE.”

Results of Operations

The acquisition by the Company of Paramco Financial Group, Inc. (formerly Paramount Financial Group, Inc.) and its subsidiaries, on September 30, 2002, was treated as a reverse acquisition for accounting purposes and the historical results reflected in the financial statements and discussed herein are those of the entity formerly known as Paramount Financial Group, Inc.

Results of Operations

Operations for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.

Revenues

The Company had non operating revenue of $16,000 during the three months ended March 31, 2004 resulting from a reimbursement of unspecified expenses by a consultant resulting from investigation of possible acquisitions. There was no revenue for the three months ended March 31, 2003 due to restructuring and changing the focus of the business.

Expenses

Operating expenses for the three months ended March 31, 2004, were $2,463,215 compared to $368,043 in 2003.  This represents an increase of $2,095,172 or 569%, in operating expenses from the comparable period ended March 31, 2003.  Total expenses, including operating expenses, net interest and unrealized loss on marketable securities for the three months ended March 31, 2004 were $2,558,413. This represents an increase of $2,162,759, or 547%, from the comparable period ended March 31, 2003, when we reported total expenses of $395,654. $1,624,250 of the increase in operating expenses is attributable to the issuance of common stock for services of consultants and others to help with mergers & acquisitions and other business plans and strategies. $434,500 of the increase resulted from the write off of unamortized consulting fee from the termination of the contract.

Net Profit (Loss)

During the three months ended March 31, 2004, our loss per share was $.11 compared to $.51 per share in 2003.

Liquidity and Capital Resources

In the three months ended March 31, 2004, net cash of $109,106 was used by operating activities, as compared to the prior period, when operating activities used $105,372.  During the three months ended March 31, 2004 financing activities provided net cash of $125,180, as compared to $158,600 provided in the prior period.  The cash provided by financing during 2004 came from cash advances from an officer of $32,000, sale of common stock of $53,180 and payments on a note receivable for stock of $40,000.  During 2003 the cash came from the sale of promissory notes of $508,492 less repayments of promissory notes of $284,992 and re-payments of loans from officers of $64,900.

As of the end of our first quarter on March 31, 2004, we had $16,074 of cash available.  Our management believes that to meet our needs for our 2004 fiscal year the Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations. Since our inception on, the Company has incurred an accumulated deficit of $10,190,741.

As a result of these factors, the Company's independent  auditors issued their audit report for the fiscal year ended December 31, 2003 and 2002, with a “going concern” opinion: “This raises substantial doubt about its ability to continue as a going concern.”  None of the factors addressed by the Company's independent auditors has been mitigated and the “going concern” issues remain.   We intend for the Company to seek private equity and/or debt capital to initiate our mortgage operations by Paramco Mortgage Corporation and our investment operations by Paramco Investments, Inc. There can be no assurances that any such capital will be available on terms acceptable to us, or at all.  However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these “going concern” issues.

Recent Accounting Pronouncements

On  April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Statement  No. 149 (“SFAS 149"), “Amendment of Statement 133 on Derivative Instruments  and Hedging Activities”. SFAS 149 amends and clarifies the accounting guidance on (1)   derivative instruments   (including   certain derivative   instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No.  133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 also amends certain other existing pronouncements,   which will result in more   consistent reporting of contracts that are derivatives in   their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company’s financial position or results of operations or cash flows.

On  May 15 2003, the FASB issued FASB Statement No. 150 (“SFAS  150”), “Accounting for Certain Financial  Instruments with  Characteristics of both Liabilities and  Equity.”  SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be   classified   as   liabilities  (or   assets   in   some circumstances)  in  the  statement  of  financial  position.  Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS 150 affects an entity's  classification  of  the   following freestanding   instruments:   a)   Mandatorily    redeemable instruments  b)  Financial  instruments  to  repurchase   an entity's  own  equity  instruments c) Financial  instruments embodying  obligations that the issuer must or could  choose to  settle  by  issuing a variable number of its  shares  or other  equity  instruments  based  solely  on  (i)  a  fixed monetary  amount known at inception or (ii) something  other than  changes in its own equity instruments d) SFAS 150 does not  apply  to  features embedded in a financial  instrument that  is  not a derivative in its entirety.  The guidance in SFAS 150 is  generally  effective  for  all   financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period  beginning after  December 15, 2003. The adoption of SFAS No. 149 does not have a material  impact on  the  Company's  financial position or results of operations or cash flows.

In December 2003, FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Item 3.

Controls and Procedures

Quarterly evaluation of the company's Disclosure Controls and Internal Controls.

Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Quarterly Report there is form of “Certification” of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

In the matter of the lawsuit styled Arthur Hall vs. Paramco Financial Group, Inc., District Court of Denver County, State of Colorado, Case No. 03 CV 2874 (previously discussed in the Company’s Quarterly Report on Form 10-QSB, Part II, Item 1 thereof, which was filed with the Securities and Exchange Commission on August 19, 2003), the Company and the plaintiff entered into a settlement agreement in October 2003.  Based upon the inability of the Company to fully comply with the terms of the settlement agreement, in March 2004, a stipulated judgment was entered against the Company and in favor of the plaintiff in the amount of $152,500.

Other than the litigation described in the preceding paragraph, the Company is unaware of any pending or threatened litigation which might have a material effect on the Company or its business.

Item 2.

Change in Securities and Use of Proceeds

During the three months ended March 31, 2004, we issued an aggregate of 100,000 shares of our restricted common stock, valued at $0.12 per share, to one unrelated party who purchased the stock for cash.  This stock transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.  The Company intends to apply its earnings, if any, in expanding its operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition and other factors deemed relevant by the Board of Directors.  Further, payment of cash dividends on our common stock is also subject to the approval of the holders of our Series A Preferred Stock.  In addition, the Company’s ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Item 3.

Default Upon Senior Securities

Not applicable.

Item 4.

Submission of Matter to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

(a)

Not applicable.

(a)

During the period covered by this report there were no material changes in the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Douglas G. Gregg, as Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Douglas G. Gregg, as Acting Chief Financial Officer.

32.1	* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Douglas G. Gregg, as Chief Executive Officer.

32.2	* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Douglas G. Gregg, as Acting Chief Financial Officer.

(b)

Reports on Form 8-K.

(1)

On January 15, 2004, the Company filed a Current Report on Form 8-K disclosing a Press Release by Paramco Financial Group, Inc., dated January 15, 2004, concerning plans for development of its proprietary VoIP )Voice over Internet Protocol) Video Conferencing system known as LoanFone.

(2)

On January 15, 2004, the Company filed a Current Report on Form 8-K disclosing (1) the Annulment and Amending Agreement by and among Paramco Financial Group, Inc., Ronald P. Savoie and Lawrence B. Kolber dated December 31, 2003; and (2) the Annulment and Amending Agreement by and between Paramco Financial Group, Inc. and Jimmy L. Pfeffer, Jr., dated December 31, 2003.

________

* This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934,or otherwise subject to the liability of that section nor shall it be deemed to be incorporated by reference to any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: May 24, 2004

/s/ Douglas G. Gregg

Douglas G. Gregg

Chairman of the Board, Chief Executive

Officer, Acting Chief Financial Officer

and Acting Principal Accounting Officer

Date: May 24, 2004

/s/ Paul S. Sidey

Paul S. Sidey

Director, President and Acting Secretary