Form 10QSB
period 2004-06-30
PARAMCO FINANCIAL GROUP INC
filed 2004-08-30
CIK 1103406

+U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  000-32495

PARAMCO FINANCIAL GROUP, INC.

(Name of small business issuer as

specified in its charter)

             Delaware

________88-0441287

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,167,560 as August 17, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes ____   No __X__

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$ -
Deposit	535
Marketable Securities	39,000
Note receivable	11,200

$ 50,735

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 604,518
Notes payable	676,963
Due to Officers	982,771
Convertible notes payable	822,435

3,086,687
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock - unclassified, $0.001 par value, 5,969,000
shares authorized, none issued
Preferred Stock - Series A convertible $0.001 par value per share,
131,000 shares authorized, 131,000 shares issued	131
Preferred Stock - Series B convertible $0.001 par value per share,
3,750,000 shares authorized, none issued
Preferred Stock - Series C convertible $0.001 par value per share,
150,000 shares authorized, none issued
Common stock, $0.001 par value, 100,000,000 shares authorized,
57,067,560 issued, 53,351,160 outstanding	53,351
Additional paid-in capital	7,560,553
Shares to be issued	80,722
Note receivable - Preferred stock	(18,000)
Accumulated other comprehensive loss	(65,000)
Deficit accumulated during the development stage	(10,647,709)
Total stockholders' deficit	(3,035,952)

$ 50,735

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, AND JUNE 30, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO JUNE 30, 2004
(UNAUDITED)

April 22, 1996
	Three months Ended March 31,		Six months Ended June 30		(Inception) to
	2004	2003	2004	2003	June 30, 2004
Net revenue	$ 16,000		$ 16,000		$ 290,981

Operating expenses	2,463,215	$ 368,043	2,873,726	$ 1,887,966	10,511,357

Loss from operations	(2,447,215)	(368,043)	(2,857,726)	(1,887,966)	(10,220,376)

Other income (expense):
Loss on permenant decline of marketable securities
Litigation settlement
Recapitalization costs
Interest income	200		400	2,792	1,370
Miscellenous Expense
Interest expense	(47,398)	(27,611)	(94,055)	(11,639)	(428,703)
Total other income (expense)	(47,198)	(27,611)	(93,655)	(8,847)	(427,333)

Net loss	(2,494,413)	(395,654)	(2,951,381)	(1,896,813)	(10,647,709)

Unrealized loss on marketable securities	(48,000)	___________	(48,000)	___________	(65,000)

Comprehensive Loss	$ (2,542,413)	$ (395,654)	(2,999,381)	(1,896,813)	$ (10,712,709)

Basic and diluted net loss per share:	$(0.11)	$(0.51)	(0.12)	$ (0.62)

Basic and diluted weighted average
shares outstanding	22,382,695	779,013	25,030,826	3,055,260

Basic and diluted weighted average shares outstanding have been restated for 2001 to affect the recapitalization upon reverse merger on September 10, 2002.

Basic and diluted weighted average shares outstanding have been restated for all the periods in connection with the reorganization on April 8, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO JUNE 30, 2004
(UNAUDITED)

			April 22, 1996
			(Inception) to
	2,004	2,003	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,951,381)	$(1,896,813)	$(10,647,709)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on permanent decline in value of marketable securities			315,711
Shares issued for interest and loan incentives		3,330	93,054
Shares issued for services	1,675,568	981,652	6,504,259
Warrants Issued		114,700	114,700
Shares to be issued for cash	12,000		12,000
Shares to be issued for services	48,000		114,722
Write off of Unamortized Consulting Fee	434,500		434,500
(Increase)/ Decrease in current assets
Prepaid Expense and Other	15,348	(2,766)	0
Note Receivable	(400)		3,045
Deposit		(60,000)	(535)
Increase/ (Decrease) in current liabilities:
Accounts payable and accrued expense	285,340	557,109	516,003
Due to Officers	355,845	_____	950,771
Total Adjustments	2,826,201	1,594,025	9,058,230
Net cash used in operating activities	(125,180)	(302,788)	(1,589,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Balance with the acquired subsidiary			42,943
Loans from (payments to) officers	32,000	(64,900)	33,000
Payments of notes payable		(93,742)	(116,529)
Proceeds from notes payable		477,473	1,615,927
Issuance of common stock for cash	53,180		299,849
Payment of note receivable	40,000	______	40,000
Net cash provided by financing activities	125,180	318,831	1,915,190

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in securities			(315,711)
Payment of note receivable	-	(3,600)	(10,000)
Net cash used in investing activities	-	(3,600)	(325,711)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	$-	$12,443	$-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	19,364	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$31,807	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

GENERAL

Paramco Financial Group, Inc.. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their

Annual Report filed on the Form 10-KSB for the twelve months ended December

31, 2003.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month  periods ended March 31, and June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OTHER FOOTNOTES

Due to officers

This includes $32,000 represented by a short-term, non interest bearing loan due on demand and an aggregate of $950,771 due to the officers as compensation, of which $144,828 and $289,656 was earned in the periods ended March 31, and June 30, 2004, respectively.

Common Stock Transactions

During the period ended June 30, 2004 the Company had the following common stock transactions:

Issued 15,611,100 shares of common stock for services valued at $2,126,567.

Cancelled 2,800,000 shares of common stock issued for services valued at $445,000.

Contracted to issue 1,442,492 shares of common stock in exchange for services valued at $48,000.

Contracted to issue 100,000 shares of common stock for $12,000 cash received.

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

The Company paid $0 for income tax during the three and six month periods ended March 31, and June 30, 2004 and 2003. The Company paid $47,398, $46,657, $27,611and ($15972) for interest during the three and six month periods ended March 31, and June 30, 2004 and 2003, respectively.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2004, the Company has accumulated operating losses of $10,647,709 since inception, including a net loss of $2,951,381 for the six month period ended June 30, 2004. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Results of Operations

Operations for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

Revenues

The Company had non operating revenue of $16,000 during the six months ended June 30, 2004 resulting from a reimbursement of unspecified expenses by a consultant resulting from investigation of possible acquisitions. There was no revenue for the six months ended June 30, 2003 due to restructuring and changing the focus of the business.

Expenses

Operating expenses for the six months ended June 30, 2004, were $2,951,381 compared to $1,896,813 in 2003.  This represents an increase of $1,054,568 or 56%, in operating expenses from the comparable period ended June 30, 2003.  Total expenses, including operating expenses, net interest and unrealized loss on marketable securities for the six months ended June 30, 2004 were $2,999,381. This represents an increase of $1,102,568, or 58%, from the comparable period ended June 30, 2003, when we reported total expenses of $1,896,813. Most of the increase in operating expenses is attributable to the issuance of common stock for services of consultants and others to help with mergers & acquisitions and other business plans and strategies. $434,500 of the increase resulted from the write off of unamortized consulting fee from the termination of the contract.

Net Profit (Loss)

During the three and six months ended March 31 and June 30, 2004, our loss per share was $.11 and $.12 compared to $.51 and $.62 per share for the respective periods in 2003.

Liquidity and Capital Resources

In the six months ended June 30, 2004, net cash of $125,180 was used by operating activities, as compared to the prior period, when operating activities used $302,788.  During the six months ended June 30, 2004 financing activities provided net cash of $125,180, as compared to $318,831 provided in the prior period.  The cash provided by financing during 2004 came from cash advances from an officer of $32,000, sale of common stock of $53,180 and payments on a note receivable for stock of $40,000.  During 2003 the cash came from the sale of promissory notes of $477,475 less repayments of promissory notes of $93,742 and re-payments of loans from officers of $64,900.

As of the end of our second quarter on June 30, 2004, we had no cash available.  Our management believes that to meet our needs for our 2004 fiscal year the Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations. Since our inception on, the Company has incurred an accumulated deficit of $10,647,709.

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

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit

Number

Description

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Paul S. Sidey, as Chief Executive Officer.

a.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George E. Betts, as Chief Financial Officer.

a.1

        *  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 of Paul S. Sidey, as Chief Executive Officer.

32.2

        *  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 of George E. Betts, as Chief Financial Officer.

(b)

Reports on Form 8-K.

No Current Reports on Form 8-K were by the Company during the three months ended June 30, 2004.

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

Paul S. Sidey

President and

Chief Executive Officer

In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

August 20, 2004

Terrence Riely

Chairman of the Board

Date:   August 20, 2004

Paul S. Sidey

President and Chief Executive Officer

Date:  August 20, 2004

___________________________________

George E. Betts

Chief Financial Officer

Date:  August 20, 2004                                   ___________________________________

                                                                         Michael P. Roth

                                                                         Director and Secretary

Date:  August 20, 2004                                    __________________________________

                                                                          Douglas G. Gregg

                                                                          Director