Form 10QSB
period 2004-09-30
PARAMCO FINANCIAL GROUP INC
filed 2004-11-22
CIK 1103406

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,167,560 as November 5, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes ____   No __X__

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,214
Fee Receivable	$20,977
Deposit	535
Marketable Securities	11,609
Note receivable	11,400

$47,735

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$651,229
Notes payable	676,963
Due to Officers	1,200,767
Convertible notes payable	822,435

3,351,394
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock - unclassified, $0.001 par value, 5,969,000
shares authorized, none issued
Preferred Stock - Series A convertible $0.001 par value per share,
131,000 shares authorized, 131,000 shares issued	131
Preferred Stock - Series B convertible $0.001 par value per share,
3,750,000 shares authorized, none issued
Preferred Stock - Series C convertible $0.001 par value per share,
150,000 shares authorized, none issued
Common stock, $0.001 par value, 100,000,000 shares authorized,
57,067,560 issued, 53,351,160 outstanding	53,351
Additional paid-in capital	7,560,553
Shares to be issued	80,722
Note receivable - Preferred stock	(18,000)
Accumulated other comprehensive loss	(92,391)
Deficit accumulated during the development stage	(10,888,025)
Total stockholders' deficit	(3,303,659)

$47,735

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

					April 22, 1996
	Three months Ended September 30,			Nine months Ended September 30,	(Inception) to
	2004	2003	2004	2003	September 30, 2004
Net revenue	$30,000		$46,000		$320,981

Operating expenses	223,797	$682,496	3,097,523	$2,570,462	10,735,154

Loss from operations	(193,797)	(682,496)	(3,051,523)	(2,570,462)	(10,414,173)

Other income (expense):
Loss on permenant decline of marketable securities
Litigation settlement
Recapitalization costs
Interest income	200	1,171	600	3,963	1,570
Miscellenous Expense
Interest expense	(46,719)	(136,402)	(140,774)	(148,041)	(482,689)
Total other income (expense)	(46,519)	(135,231)	(140,174)	(144,078)	(481,119)

Net loss	(240,316)	(817,727)	(3,191,697)	(2,714,540)	(10,895,292)

Unrealized loss on marketable securities	(27,391)		(75,391)		(92,391)

Comprehensive Loss	$(267,707)	$(817,727)	(3,267,088)	(2,714,540)	$(10,987,683)

Basic and diluted net loss per share:	$(0.01)	$(0.03)	(0.13)	$(0.23)

Basic and diluted weighted average
shares outstanding	25,030,826	29,150,892	25,030,826	11,897,362

Basic and diluted weighted average shares outstanding have been restated for all the periods in connection with the reorganization on April 8, 2003
.

The accompanying notes are an integral part of these consolidated financial statements.

(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

			April 22, 1996
			(Inception) to
	2,004	2,003	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,191,697)	$(2,714,540)	$(10,888,025)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on permanent decline in value of marketable securities			315,711
Shares issued for interest and loan incentives		45,798	93,054
Shares issued for services	1,675,568	1,347,485	6,504,259
Warrants Issued		114,700	114,700
Shares to be issued for cash	12,000		12,000
Shares to be issued for services	48,000		114,722
Write off of Unamortized Consulting Fee	434,500		434,500
(Increase)/ Decrease in current assets
Fee Receivable	(20,977)		(20,977)
Prepaid Expense and Other	15,348	(3,936)	0
Note Receivable	(600)		2,845
Deposit		(86,000)	(535)
Due from Officers		(52,480)
Increase/ (Decrease) in current liabilities:
Accounts payable and accrued expense	332,051	765,169	562,714
Due to Officers	573,841		1,168,767
Total Adjustments	3,069,731	2,130,736	9,301,760
Net cash used in operating activities	(121,966)	(583,804)	(1,586,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Balance with the acquired subsidiary			42,943
Loans from (payments to) officers	32,000		33,000
Payments of notes payable			(116,529)
Proceeds from notes payable		78,943	1,615,927
Proceeds from issuance of debentures		461,963
Proceeds from exercising of warrants		25,000
Issuance of common stock for cash	53,180		299,849
Payment of note receivable	40,000		40,000
Net cash provided by financing activities	125,180	565,906	1,915,190

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in securities			(315,711)
Payment of note receivable			(10,000)
Net cash used in investing activities		-	(325,711)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	$3,214	$(17,898)	$3,214

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	19,364	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,214	$1,466	$3,214

The accompanying notes are an integral part of these consolidated financial statements.

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

GENERAL

Paramco Financial Group, Inc.. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month  periods ended  September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

PARAMCO FINANCIAL GROUP, INC.

(A development stage company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OTHER FOOTNOTES

Due to officers

This includes $32,000 represented by a short-term, non interest bearing loan due on demand and an aggregate of $1,168,767 due to the officers as compensation, of which $221,476 and $664,589 was earned in the three and nine month periods ended September 30, 2004, respectively.

Common Stock Transactions

During the period ended September 30, 2004 the Company had the following common stock transactions:

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

The Company paid $0 for income tax during the three and nine month periods ended September 30, 2004.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2004, the Company has accumulated operating losses of $10,888,025 since inception, including a net loss of $3,267,088 for the nine month period ended September 30, 2004. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Joint Venture

In July the Company entered into a Joint Venture Agreement with New Business Network, Inc. (NBN) to form a Texas Limited Liability Company to market the services of NBN in Texas.  The Agreement provides, among other things, that the Company will be paid an initial payment of $30,000 for making available its capital sources and facilities for providing financial guarantees and enhancements utilizing securities issued by the Company.  The Company will acquire 30% interest in the Joint Venture in exchange for One Million shares (1,000,000) of Series B Convertible Preferred.  Such shares shall be used to enhance or secure access to capital for the benefit of the Joint Venture.  As of September 30, 2004 the Series B Convertible Preferred shares have not be issued   Such shares were approved, but have not been issued as of the date of this Quarterly Report.

State of Colorado Investigation

On August 30, 2004 the Company received a Subpoena Duces Tecum from the State of Colorado Department of Regulatory Agencies, Division of Securities.  The Subpoena requires the company to furnish certain information from October 1, 2001 to the present in connection with the sale of the PFGL High Yield Redeemable Convertible Debenture Program.  The Company furnished the information requested by the Division of Securities and intends to retain counsel to represent the Company and its’ Officers.  The Division of Securities has not requested anything further nor informed the Company of any action.

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

Recent Changes in Business Strategy, Change in Control and Change in Corporate Structure

As disclosed in our Current Report on Form 8-K dated September 15, 2004, which was filed with the Securities and Exchange Commission on September 24, 2004, on September 9, 2004 George Betts resigned as Chief Financial Officer and Director and Mike Roth resigned as Secretary and Director.

As disclosed in our Current Report on Form 8-K dated October 13, 2004, which was filed with the Securities and Exchange Commission on October 21, 2004, on October 8, 2004 at a meeting of the Company’s Board of Directors the following changes were made in the Corporate structure.

•

Paul Sidey resigned as President and CEO.

•

Douglas Gregg was appointed as President and CEO

•

Michael S. Goodlett, Sr. was elected as a Director and appointed as Secretary/Treasurer of the Company

•

Michael Reyna was elected as a Director and appointed as Senior V.P. of Operations

In the same Current Report it was disclosed that on October 13, 2004 Paul Sidey resigned as a Director.

On November 3, 2004 the Company filed a Certificate of Designation with the Delaware Secretary of State to authorize the issuance of 5,000,000 shares of Series D Preferred Stock with a par value of $.001. These shares are Redeemable and Convertible into Common Stock under certain conditions.  A copy of the Certificate of Designation was included as Exhibit 3.1.1 to the Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 11, 2004.  As of the date of this Current Report none of the shares of Series D Preferred Stock have been issued.

Our Company’s common stock is quoted on the OTC Bulletin Board under the symbol “PFDE.”

Results of Operations

Results of Operations

Operations for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

Revenues

The Company had net revenue of $46,000 during the nine months ended September 30, 2004.  $30,000 was for Fees earned from the Joint Venture with New Business Network, Inc. and $16,000 resulting from a reimbursement of unspecified expenses by a consultant resulting from investigation of possible acquisitions. There was no revenue for the nine months ended September 30, 2003 due to restructuring and changing the focus of the business.

Expenses

Operating expenses for the nine months ended September 30, 2004, were $3,097,523 compared to $2,570,462 in 2003.  This represents an increase of $527,061 or 20%, in operating expenses from the comparable period ended September 30, 2003. Total expenses, including operating expenses, net interest and unrealized loss on marketable securities for the nine months ended September 30, 2004 were $3,313,088. This represents an increase of $598,548, or 22%, from the comparable period ended September 30, 2003, when we reported total expenses of $2,714540. Most of the increase in operating expenses is attributable to a write off of $434,500  of unamortized consulting fee from the termination of the contract and a Unrealized loss on Marketable Securities of $75,391.

Net Profit (Loss)

During the three and nine months ended September 30, 2004, our loss per share was $.01 and $.13 compared to $.03 and $.23 per share for the respective periods in 2003.

Liquidity and Capital Resources

In the nine months ended September 30, 2004, net cash of $121,966 was used by operating activities, as compared to the prior period, when operating activities used $583,804.  During the nine months ended September 30, 2004 financing activities provided net cash of $125,180, as compared to $565,906 provided in the prior period.  The cash provided by financing during 2004 came from cash advances from an officer of $32,000, sale of common stock of $53,180 and payments on a note receivable for stock of $40,000.  During 2003 the cash came from the sale of promissory notes of $78,943, proceeds from issuance of debentures of $461,963 and proceeds from exercising warrants of $25,000.

As of the end of our third quarter on September 30, 2004, we had $3,214 of cash available.  Our management believes that to meet our needs for our 2004 fiscal year the Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations. Since our inception on, April 22,1996 we have incurred an accumulated deficit of $10,888,025.

As September 30, 2004 we are in default on all interest payments to the holders of Notes payable and Convertible Notes payable totaling $1,499,398.  No interest payments have been made since April 1, 2004 and at September 30, 2004 the accrued interest due the Note Holders was $106,317.

As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2003 and 2002, with a “going concern” opinion: “This raises substantial doubt about its ability to continue as a going concern.”  None of the factors addressed by the Company's independent auditors has been mitigated and the “going concern” issues remain.   We intend for the Company to seek private equity and/or debt capital to initiate possible mergers, acquisitions or Joint Ventures.   There can be no assurances that any such capital will be available on terms acceptable to us, or at all.  However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these “going concern” issues.

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

On August 30, 2004 the Company received a Subpoena Duces Tecum from the State of Colorado Department of Regulatory Agencies, Division of Securities.  The Subpoena requires the company to furnish certain information from October 1, 2001 to the present  in connection with the sale of  the PFGL High Yield Redeemable Convertible Debenture Program.  The Company furnished the information requested by the Division of Securities and intends to retain counsel to represent the Company and its’ Officers.  The Division of Securities has not requested anything further nor informed the Company of any other proposed or pending action.

Other than the litigation described in the preceding paragraph, the Company is unaware of any pending or threatened litigation, which might have a material effect on the Company or its business.

Item 2.

Change in Securities and Use of Proceeds

During the three months ended September 30, 2004, no actions were taken by the Company with respect to the Common Stock of the Company nor any other class of security of the Company which would effect the rights of the holders of our Common Stock.

During the three months ended September 30, 2004, we did not issue any securities that have not been registered under the Securities Act of 1933.

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

Item 3.

Default Upon Senior Securities

As of September 30, 2004 the Company is in default on all interest payments to the holders of Notes payable and Convertible Notes payable totaling $1,499,398.  No interest payments have been made since April 1, 2004 and at September 30, 2004 the accrued interest due the Note Holders was $106,317.

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

Number

Description

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Douglas G. Gregg, as Chief Executive Officer.

a.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael S. Goodlett, Sr., as Acting Chief Financial Officer.

a.1

        *  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 of Douglas G. Gregg, as Chief Executive Officer.

32.2

        *  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 of Michael S. Goodlett, Sr., as Acting Chief Financial Officer.

(b)

Reports on Form 8-K.

No Current Reports on Form 8-K were by the Company during the three months ended September 30, 2004.

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

Douglas G. Gregg

Douglas G. Gregg

President and Chief Executive Officer

In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

November 19, 2004

/Terrence Riely/

Terrence Riely

Chairman of the Board

Date:

November 19, 2004

/Douglas G. Gregg/

Douglas G. Gregg

President and Chief Executive Officer

Date:   November 19, 2004

/Michael S. Goodlett, Sr/.

Michael S. Goodlett, Sr.

Director, Secretary, Acting Chief Financial Officer and Principal Accounting Officer

Date:  November 19, 2004

/Michael Reyna/

                                                                         Michael Reyna

                                                                         Director and

 Sr. Vice President of Operations