Form 10QSB/A
period 2004-09-30
PARAMCO FINANCIAL GROUP INC
filed 2004-12-03
CIK 1103406

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

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.  The accompanying Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to development stage companies; however, they have not been reviewed by our independent auditors.”

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