Form 10QSB/A
period 2004-03-31
PARAMCO FINANCIAL GROUP INC
filed 2005-01-21
CIK 1103406

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

2391 N.E. Loop 410, Suite 130, San Antonio, Texas 78217

(Address of principal executive offices / Zip Code)

(210) 653-6999

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

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit Number	Description

15	Report of Independent Registered Public Accounting Firm, Clyde Baily, P.C., dated January 18, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of R. Michael Reyna, as Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Douglas G. Gregg, as Chief Financial Officer.

32.1	* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of R. Michael Reyna, as Chief Executive Officer.

32.2	* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of terrence Riely, as Chief Financial Officer.

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

By:  /s/ R. Michael Reyna

R. Michael Reyna

President and

Chief Executive Officer

In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 19, 2005                                            /s/ R. Michael Reyna

                                                                                R. Michael Reyna

                                                                                Director, President and Chief Executive Officer

Date: January 19, 2005                                            /s/ Terrence Riely

                                                                                Terrence Riely

                                                                                Chairman of the Board, Chief Financial Officer

                                                                                and Principal Accounting Officer

Date: January 19, 2005                                            /s/ Michael S. Goodlett, Sr.

                                                                                Michael S. Goodlett, Sr.

                                                                                Director and Secretary