Form 10QSB/A
period 2004-06-30
PARAMCO FINANCIAL GROUP INC
filed 2005-01-21
CIK 1103406

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

(Issuer's telephone number)

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

Other income (expense):
Loss on permenant decline of marketable securities
Litigation settlement
Recapitalization costs
Interest income	200			400	2,792	1,370
Miscellenous Expense
Interest expense	(47,398)		(27,611)	(94,055)	(11,639)	(428,703)
Total other income (expense)	(47,198)		(27,611)	(93,655)	(8,847)	(427,333)

Net loss	(2,494,413)		(395,654)	(2,951,381)	(1,896,813)	(10,647,709)

Unrealized loss on marketable securities	(48,000)			(48,000)		(65,000)

Comprehensive Loss	$ (2,542,413)		$ (395,654)	(2,999,381)	(1,896,813)	$ (10,712,709)

Basic and diluted net loss per share:	$ (0.11)	$	$ (0.51)	$ (0.12)	$ (0.62)

Basic and diluted weighted average
shares outstanding	22,382,695		779,013	25,030,826	3,055,260

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
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO JUNE 30, 2004
(UNAUDITED)

			April 22, 1996
			(Inception) to
	2,004	2,003	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,951,381)	$(1,896,813)	$(10,647,709)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on permanent decline in value of marketable securities			315,711
Shares issued for interest and loan incentives		3,330	93,054
Shares issued for services	1,675,568	981,652	6,504,259
Warrants Issued		114,700	114,700
Shares to be issued for cash	12,000		12,000
Shares to be issued for services	48,000		114,722
Write off of Unamortized Consulting Fee	434,500		434,500
(Increase)/ Decrease in current assets
Prepaid Expense and Other	15,348	(2,766)	0
Note Receivable	(400)		3,045
Deposit		(60,000)	(535)
Increase/ (Decrease) in current liabilities:
Accounts payable and accrued expense	285,340	557,109	516,003
Due to Officers	355,845		950,771
Total Adjustments	2,826,201	1,594,025	9,058,230
Net cash used in operating activities	(125,180)	(302,788)	(1,589,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Balance with the acquired subsidiary			42,943
Loans from (payments to) officers	32,000	(64,900)	33,000
Payments of notes payable		(93,742)	(116,529)
Proceeds from notes payable		477,473	1,615,927
Issuance of common stock for cash	53,180		299,849
Payment of note receivable	40,000		40,000
Net cash provided by financing activities	125,180	318,831	1,915,190

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in securities			(315,711)
Payment of note receivable	-	(3,600)	(10,000)
Net cash used in investing activities	-	(3,600)	(325,711)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	$-	$12,443	$-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	19,364	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$31,807	$-

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

Common Stock Transactions

During the period ended June 30, 2004 the Company had the following common stock transactions:

o

Issued 15,611,100 shares of common stock for services valued at $2,126,567.

o

Cancelled 2,800,000 shares of common stock issued for services valued at $445,000.

o

Contracted to issue 1,442,492 shares of common stock in exchange for services valued at $48,000.

o

Contracted to issue 100,000 shares of common stock for $12,000 cash received.

o

Wrote off $434,500 of Unamortized Consulting Fees as a result of termination of consulting contract.

o

Received $53,180 for 279,500 shares of common stock issued in 2003 and the period ended March 31, 2004.

o

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

(b)

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