Form 10QSB/A
period 2004-09-30
PARAMCO FINANCIAL GROUP INC
filed 2005-01-21
CIK 1103406

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB/A Number 2

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

Other income (expense):
Loss on permenant decline of marketable securities
Litigation settlement
Recapitalization costs
Interest income	200	1,171	600	3,963	1,570
Miscellenous Expense
Interest expense	(46,719)	(136,402)	(140,774)	(148,041)	(482,689)
Total other income (expense)	(46,519)	(135,231)	(140,174)	(144,078)	(481,119)

Net loss	(240,316)	(817,727)	(3,191,697)	(2,714,540)	(10,895,292)

Unrealized loss on marketable securities	(27,391)		(75,391)		(92,391)

Comprehensive Loss	$(267,707)	$(817,727)	$(3,267,088)	$(2,714,540)	$(10,987,683)

Basic and diluted net loss per share:	$(0.01)	$(0.03)	$(0.13)	$(0.23)

Basic and diluted weighted average
shares outstanding	25,030,826	29,150,892	25,030,826	11,897,362

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

(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
AND THE PERIOD FROM APRIL 22, 1996 (INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

			April 22, 1996
			(Inception) to
	2004	2003	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,191,697)	$(2,714,540)	$(10,888,025)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on permanent decline in value of marketable securities			315,711
Shares issued for interest and loan incentives		45,798	93,054
Shares issued for services	1,675,568	1,347,485	6,504,259
Warrants Issued		114,700	114,700
Shares to be issued for cash	12,000		12,000
Shares to be issued for services	48,000		114,722
Write off of Unamortized Consulting Fee	434,500		434,500
(Increase)/ Decrease in current assets
Fee Receivable	(20,977)		(20,977)
Prepaid Expense and Other	15,348	(3,936)	0
Note Receivable	(600)		2,845
Deposit		(86,000)	(535)
Due from Officers		(52,480)
Increase/ (Decrease) in current liabilities:
Accounts payable and accrued expense	332,051	765,169	562,714
Due to Officers	573,841		1,168,767
Total Adjustments	3,069,731	2,130,736	9,301,760
Net cash used in operating activities	(121,966)	(583,804)	(1,586,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Balance with the acquired subsidiary			42,943
Loans from (payments to) officers	32,000		33,000
Payments of notes payable			(116,529)
Proceeds from notes payable		78,943	1,615,927
Proceeds from issuance of debentures		461,963
Proceeds from exercising of warrants		25,000
Issuance of common stock for cash	53,180		299,849
Payment of note receivable	40,000		40,000
Net cash provided by financing activities	125,180	565,906	1,915,190

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in securities			(315,711)
Payment of note receivable			(10,000)
Net cash used in investing activities		-	(325,711)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	$3,214	$(17,898)	$3,214

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	19,364	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,214	$1,466	$3,214

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

The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.  The accompanying Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to development stage companies.

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

o

Paul Sidey resigned as President and CEO.

o

Douglas Gregg was appointed as President and CEO

o

Michael S. Goodlett, Sr. was elected as a Director and appointed as Secretary/Treasurer of the Company

o

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

* This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934,or otherwise subject to the liability of that section nor shall it be deemed to be incorporated by reference to any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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